Form 10-Q
period 2002-04-30
DAKOTA GROWERS RESTRUCTURING CO INC
filed 2002-06-14
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number

333-81946

DAKOTA GROWERS RESTRUCTURING COMPANY, INC.

(Exact name of registrant as specified in its charter)

North Dakota	30-0034815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Pasta Avenue, Carrington, North Dakota 58421

(Address of principal executive offices)

(701) 652-2855

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES  ☐  NO  ☒

                At  June 13, 2002, one (1) share of the registrant’s Common Stock was outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Not applicable and therefore omitted.  See “Item 5—Other Information.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable and therefore omitted. See “Item 5—Other Information.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable and therefore omitted. See “Item 5—Other Information.”

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable and therefore omitted. See “Item 5—Other Information.”

Item 2.  Change in Securities and Use of Proceeds.

Not applicable and therefore omitted. See “Item 5—Other Information.”

Item 3.  Defaults Upon Senior Securities.

Not applicable and therefore omitted. See “Item 5—Other Information.”

Item 4.  Submission of Matters to a Vote of Security Holders.

                On March 12, 2002, the sole shareholder of the registrant, by the written consent of such sole shareholder, voted to: (i) approve the Amended and Restated Articles of Incorporation of the registrant; (ii) approve the Amended and Restated By-Laws of the registrant; (iii) approve the Amended and Restated Plan of Merger between the registrant, Dakota Growers Pasta Restructuring Cooperative, a Colorado cooperative (the “Colorado Cooperative”), Dakota Growers Corporation, a Colorado corporation (the “Colorado Corporation”), and Dakota Growers Pasta Company, a North Dakota cooperative (the “North Dakota Cooperative”); (iv)

approve the Amended and Restated Transaction Agreement between the registrant, the Colorado Cooperative, the Colorado Corporation and the North Dakota Cooperative; and (v) approve Pre-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-4.

                On April 18, 2002, the sole shareholder of the registrant, by the written consent of such sole shareholder, voted to: (i) approve the Second Amended and Restated Articles of Incorporation of the registrant; (ii) approve the Second Amended and Restated By-Laws of the registrant; (iii) approve the Second Amended and Restated Plan of Merger between the registrant, the Colorado Cooperative, the Colorado Corporation and the North Dakota Cooperative; (iv) approve the Second Amended and Restated Transaction Agreement between the registrant, the Colorado Cooperative, the Colorado Corporation and the North Dakota Cooperative; and (v) approve Pre-Effective Amendment No. 2 to the registrant’s Registration Statement on Form S-4.

Item 5.  Other Information.

                The registrant, Dakota Growers Restructuring Company, Inc., a North Dakota corporation, is a wholly-owned subsidiary of Dakota Growers Pasta Company, a North Dakota cooperative association (the “Cooperative”).  The Cooperative formed the registrant for the sole purpose of effecting a conversion of the Cooperative from a North Dakota cooperative to a North Dakota corporation.  The conversion is to be effected by merging the Cooperative with and into a Colorado cooperative, with such Colorado cooperative to survive such merger, and thereafter merging the Colorado cooperative with and into a Colorado corporation, with such Colorado corporation to survive such merger, and thereafter merging the Colorado corporation with and into the registrant, with the registrant to survive such merger (the “Transaction”).  As a result of the Transaction, the registrant will operate as the Cooperative’s successor and its operations will be a continuance of the operations of the Cooperative.

                On April 26, 2002, the Securities and Exchange Commission declared effective the registrant’s registration statement on Form S-4 to register the securities of the registrant to be issued in connection with the Transaction.  On May 23, 2002, the members of the Cooperative voted to approve the Transaction, but the Transaction has not yet been consummated, and will not be consummated, until certain necessary filings are completed and other conditions precedent to the Transaction are satisfied.  As such, the registrant, while subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, has not had any operations to date or any on-going business to report.

Item 6.  Exhibits and Reports on Form 8-K (§ 249.308 of this chapter).

(a)           None.

(b)           None.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on the behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS RESTRUCTURING COMPANY, INC.

By:	/s/ Timothy J. Dodd

Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Dated: June 13, 2002

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer	June 13, 2002
Timothy J. Dodd	(Principal Executive Officer)

/s/ Thomas P. Friezen	Chief Financial Officer	June 13, 2002
Thomas P. Friezen	(Principal Financial Officer)

/s/ Edward O. Irion	Chief Accounting Officer	June 13, 2002
Edward O. Irion	(Principal Accounting Officer)