Form 10-K
period 2002-07-31
DAKOTA GROWERS PASTA CO INC
filed 2002-10-28
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-81946

DAKOTA GROWERS PASTA COMPANY, INC.
(Exact name of registrant as specified in its charter)

North Dakota	45-0423511
(State of incorporation)	(IRS Employer Identification No.)

One Pasta Avenue, Carrington, ND 58421
(Address of principal executive offices including zip code)

(701) 652-2855
(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:
NONE

Securities Registered Pursuant To Section 12(g) Of The Act:
NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 25, 2002, the Registrant had 12,554,746 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of Dakota Growers Pasta Company, Inc. (“the Company”, “Dakota Growers” or “we”), a North Dakota corporation formerly known as Dakota Growers Restructuring Company, Inc. and the successor to Dakota Growers Pasta Company, a North Dakota cooperative, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of this report. Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

ITEM 1.               BUSINESS

Introduction

The Company is a North Dakota corporation that was organized on January 30, 2002 for the specific purpose of consummating the conversion of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), into a corporation. The conversion of the Cooperative from a cooperative to a corporation was completed effective July 1, 2002, with the Company being the ultimate surviving entity in the conversion. See Part I, Item 4 for a more detailed discussion of the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

As part of the conversion, members of the Cooperative and other holders of equity rights received shares of Common Stock, Series D Delivery Preferred Stock, or both, in exchange for their Membership Stock, Equity Stock and other equity rights in the Cooperative.

Membership under the Cooperative was limited to agricultural producers, and each member was required to enter into a Growers Agreement with the Cooperative. The Growers Agreement obligated the member to deliver one bushel of durum wheat during each processing year for each share of cooperative Equity Stock owned by that member, subject to a pro rata downward adjustment depending on the production needs of the Cooperative. The obligation to deliver durum wheat ceased upon conversion to a corporation. The ownership limitations associated with membership under the Cooperative were removed with the conversion. Ownership of shares of Common Stock may be transferred subject only to the requirements of the applicable securities laws. Holders of Series D Delivery Preferred Stock have a delivery right, but not a delivery obligation, to sell durum to the Company. The Company must approve all transfers of shares of Series D Delivery Preferred Stock.

The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta production facility in Carrington, North Dakota. The facility, which became operational in 1994, currently has the capacity to grind in excess of twelve million bushels of grain annually and to produce approximately 275 million pounds of pasta annually. In February 1998, the Company acquired all of the outstanding stock of Primo Piatto, Inc. (“Primo Piatto”) a Minnesota corporation engaged in pasta manufacturing. Primo Piatto, being operated as the Minnesota Division of the Company, currently operates a pasta production plant in New Hope, Minnesota. The Company closed its Minneapolis, Minnesota factory in fiscal year 2001. The Company currently has annual pasta production capacity of approximately 440 million pounds.

Pasta Industry and Markets

North American annual dry pasta consumption is approximately 4.5 billion pounds. Pasta is widely recognized as a “healthy” food that is easily prepared and inexpensive in comparison to other types of foods. According to the U.S. Department of Commerce, American consumers increased their average consumption of pasta during the 1990’s at an annualized growth rate of approximately 2% to 3%. However, based on the Company’s analysis of the marketplace and trade and industry information, the Company believes growth in dry pasta consumption has slowed due to consumer trends. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

The Pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of ingredient and foodservice sales.

Retail Market

The Retail market, which includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations, represents an estimated 35% of the total market for dry pasta in the United States. Approximately 60% of the Retail market is represented by established national or regional pasta brands. New World Pasta Company, American Italian Pasta Company, and Barilla account for a majority of the branded retail market. The Company focuses almost all of its Retail marketing efforts on private label sales. The market leaders in private label sales are Dakota Growers and American Italian Pasta Company. A small portion of the Retail market consists of sales to federal and state government entities.

Ingredient Market

The Ingredient market of the dry pasta industry consists of pasta used by food processors. Those entities use dry pasta as an ingredient or component in a further-processed or combination food product. Such food products include dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. The Ingredient market represents about 48% of the total domestic dry pasta industry. The size of the Ingredient market is influenced by the number of food processors that choose to produce pasta internally rather than outsource.

Foodservice Market

The Foodservice market consists of sales of dry pasta to food preparation operations such as restaurants, hotels, colleges and universities, elementary and secondary schools, airlines, in-plant and in-office cafeteria facilities, transportation services, and other away-from-home eating places. The Foodservice market represents about 17% of the total domestic dry pasta industry. Marketing dry pasta to this market generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. A small portion of the Foodservice market consists of sales to federal and state government entities.

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to utilize particular areas of expertise which may be more cost beneficial than self-manufacturing. Opportunities for co-pack arrangements had decreased in recent years due to the excess production capacity in the United States pasta production industry. However, industry changes within the past year have expanded opportunities for co-pack arrangements, and the Company continues to explore opportunities in the co-pack area.  Co-pack sales comprised approximately 6% of total sales for the year ended July 31, 2002.

Production and Products

The Company purchases durum wheat from holders of the Company’s Series D Delivery Preferred Stock and on the open market. The durum wheat is used in the production of semolina that is then used by the Company to produce dry pasta products.

Upon delivery, the durum wheat is sampled, weighed, pre-cleaned and unloaded into the mill’s grain silos. From the grain silos, the durum wheat is pre-blended and conveyed into the mill’s final mix bins, which use electronic mass flow controllers for precision blending and flow rate control. The wheat then proceeds to the cleaning and tempering sections of the mill. In those sections of the process, foreign grains and weed seeds are removed and the durum wheat is dampened to the optimum moisture level required for milling. From the tempering bins, the cleaned and tempered durum wheat is conveyed to the mill section where grinding, sifting and purifying is completed to produce a high quality semolina. In addition to the semolina, five additional categories of product result from the overall durum wheat milling and blending process: granulars, first clear (higher grade) flour, second clear (lower grade) flour, semolina/durum wheat flour blends, and mill feed.  Mill feed and most second clear flour are sold primarily for animal feed.

The semolina is then conveyed to the Company’s pasta production facilities or transferred to truck and rail load-out facilities for shipment to the Company’s Minnesota operations or sale to other U.S. pasta manufacturers. The first clear flour is either blended with semolina or transferred to rail and truck load-out bulk bins for sale to other users.

Pasta production is basically a mixing, extrusion and drying process. The primary ingredients are semolina and water, although egg, tomato, spinach or other ingredients may be added to produce certain products.  Individual shapes are the result of extruding this pasta “dough” through different dies.  Each pasta production line operates independently and produces either long or short good items, the difference being in the way they are conveyed through the drying operation. Both processes utilize continuous ultra high temperature dryers and coolers.  Consistent monitoring and control is a key element in this process.  The entire pasta production process is controlled by programmable logic controllers located in control panels at the beginning of each production line, allowing for efficient operation and monitoring.

The finished dry pasta is conveyed to various continuous box and film packaging machines. Dry pasta is packed to meet different markets and customer requirements, with containers ranging in size from 8-ounce cartons and bags to 2,000 pound totes. The packaged product is conveyed through metal detectors, check weighers and automatic case packers. From the case packers, the case travels past jet print coders to automated palletizing and stretch wrapping operations.

The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprise approximately 1% of total sales. The Company does not anticipate any significant change in its outside purchases of pasta in the foreseeable future.

The Company has an agreement with Gruppo Euricom, the second largest pasta manufacturer in Italy, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada.  These products are primarily private label retail and foodservice products. Sales of imported product comprised roughly 1% of net sales in fiscal 2002.

The Company’s Carrington, North Dakota facilities have been certified by Farm Verified Organics, which allows the Company to offer 100% organic pasta and semolina. The Company’s facilities allow for the isolation of the durum, semolina and pasta to enable this certification.

The Company’s products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program, which requires strict monitoring in all aspects of the manufacturing process, to ensure food quality and safety. We believe that meeting HACCP standards strengthens customer confidence in the quality of our products. We produce high-quality pasta in accordance with FDA Good Manufacturing Practices and received a perfect score on the USDA Total Quality Systems Audit conducted in June 2002.

In addition to its pasta products, the Company has in the past sold semolina and durum wheat flour to other pasta manufacturers in bulk truckload or railcar quantities. Such sales represented approximately 3% of total net revenues in fiscal year 2002.

The cost of production of dry pasta is significantly impacted by changes in durum wheat prices. The cost of milling quality durum wheat steadily increased from the time the Cooperative was organized and remained at high levels through 1996. A significant 1996 crop led to a reduction in prices in 1997, when the 1997 crop was significantly smaller and durum wheat prices again increased. Worldwide, many durum wheat-producing areas reported large crops for 1998 and 1999, which led to extremely lower durum wheat prices. The quality of the 2000 crop in North Dakota and Canada, especially in North Dakota, was lower than in past years, which lead to an increase in the price of milling quality durum. United States durum production was down in 2001 and 2002. In recent months, durum wheat cash prices have increased $1 to $2 per bushel. Such volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a significant impact on the Company, and may have a material adverse impact. Those factors include such variables as the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

Due to the intense competition present in the market for pasta products, pasta manufacturers have in the last several years been unable to fully implement price increases for their dry pasta products in periods when higher durum wheat prices impacted the cost of pasta production. The Company believes that such competition results primarily from excess production capacity in the domestic pasta industry or from strategic actions relating to market share.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not directly export its pasta products, although several of its customers have exported minor quantities. U.S. Foodservice accounted for approximately 12% of revenues for the year ended July 31, 2002. No customer represented greater than 10% of revenues for the years ended July 31, 2001 and 2000. The Company’s top 10 customers accounted for 51% of revenues in fiscal year 2002, 48% of revenues in fiscal year 2001 and 49% of revenues in fiscal year 2000. Pasta volumes consisted of 66% Retail, 21% Foodservice, and 13% Ingredient for fiscal year 2002, 63% Retail, 21% Foodservice, and 16% Ingredient for fiscal year 2001, and 60% Retail, 20% Foodservice, and 20% Ingredient for fiscal year 2000.

The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time. Occasionally, a pricing commitment is agreed to with a term of one year or less. The Company has entered into long-term marketing agreements, including volume and pricing commitments, with U.S. Foodservice and Safeway, Inc. through December 31, 2006 and August 31, 2006, respectively. The Company has entered into an agreement with Gruppo Euricom (“EU”), the second largest pasta manufacturer in Italy, to be the exclusive distributor of EU’s Italian pasta and rice products in the United States and Canada with an initial term through August 2006. These products are primarily sold in the private label retail and foodservice markets.

Series D Delivery Preferred Stock Delivery Rights

Each share of Series D Delivery Preferred Stock of the Company gives its holder the privilege, but not the obligation, to deliver one bushel of durum wheat to the Company each fiscal year on a “first-come, first-served” basis.  From time to time the Company will post notices to the market on its Web site (holders may also telephone the Company for information on market notices) for the purchase of durum wheat. During the 24-hour period following the posting of any market notice and to the extent that the Company’s durum wheat requirements as set forth in the market notice have not been fulfilled by other holders of Series D Delivery Preferred Stock, holders of Series D Delivery Preferred Stock have the right to (i) accept the Company’s offer to purchase durum wheat and (ii) deliver durum wheat to the Company on such terms and conditions as are set forth in the market notice.  However, in any given fiscal year of the Company, the first-come, first-served privilege to deliver durum wheat shall be exercisable to deliver one bushel of durum wheat only once with respect to each share of Series D Delivery Preferred Stock. During the 24-hour period following the posting of any market notice, the Company will not purchase durum wheat from non-holders of Series D Delivery Preferred Stock to fulfill the Company’s durum wheat requirements as set forth in the market notice.  If, after the lapse of a certain amount of time (not less than one day), holders of Series D Delivery Preferred Stock have not sold to the Company all of the durum wheat requested in the notice, the Company will fulfill its remaining requirements outside of the Series D Delivery Preferred Stock delivery privilege.

Because the privilege of a holder of Series D Delivery Preferred Stock to deliver durum wheat to the Company only arises if the Company actually requires durum, the privilege is not absolute.  Any and all durum wheat delivered by a holder of Series D Delivery Preferred Stock to the Company shall conform to quality specifications established by the Company.

Competition

Overview

The markets for semolina/durum wheat flour and pasta are highly competitive in most markets and geographic regions. The intensity of competition varies from time to time as a result of a number of factors, including: (1) the degree of industry capacity utilization, (2) comparative product distribution costs, (3) ability to render distinctive service to customers, (4) the price of raw materials, primarily durum wheat, and (5) a distinguishing or unique ability to provide consistent product quality in line with customer specifications.  The Company believes that, in a broad sense, the most influential factor on the intensity of competitive conditions is industry capacity utilization.  It should be noted that detailed information regarding pasta production is somewhat difficult to obtain, as many pasta producers are closely-held enterprises.

Competition in the Pasta Market

The pasta market is highly competitive and includes several well-established enterprises. Those competitors are primarily independent companies and, to a lesser extent, divisions or subsidiaries of other, larger, food products companies. In addition, according to United States government data, the overall U.S. pasta market has experienced rapid penetration by foreign suppliers, particularly in the last four to five years. Those suppliers include Italian, Turkish and Mexican enterprises.

The Company markets in the retail area primarily as a private label supplier. The Company’s Dakota Growers Pasta Co. label to date has slight penetration in local area markets in the Dakotas and Minnesota. The Zia Briosa label is marketed through club stores on the West Coast and its Pasta Sanita label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States.

The Company’s top competitors in the private label retail market include American Italian Pasta Company and New World Pasta Company. These private label retail sales compete with retail branded products distributed primarily by American Italian Pasta (Muellers, R&F, Anthony’s brands et al), New World Pasta (Ronzoni, San Georgio,

Skinner, American Beauty, Creamette, Prince brands et al), Barilla and a variety of smaller domestic and imported brands.

In the foodservice area, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s “Dakota Growers” foodservice brand is sold throughout the U.S. to independent distributors and national chain accounts.

The Company focuses a majority of its ingredient marketing efforts on companies that do not also manufacture the dry pasta ingredient for their end-products.

In the institutional market, the Company’s top competitors include American Italian Pasta, Philadelphia Macaroni Co. Inc., and A. Zerega’s Sons, Inc., as well as foreign competitors that sell product in the United States.  Approximately 20% of total domestic industry production capacity is represented by the largest self-suppliers, which include Kraft Foods, Campbell Soup Company, ConAgra, Inc., Pillsbury and Stouffers Corporation.

The competitive environment in our industry depends largely on the aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry has experienced capacity changes and restructuring in recent years. The Company believes that current pasta production capacity exceeds the current demand for pasta as several domestic pasta producers have completed production capacity additions in recent years. American Italian Pasta Company is completing construction of a pasta production facility in Arizona. New World Pasta Company has recently closed certain production facilities, and has announced plans to possibly close an additional facility, which may help to rationalize pasta production with current demand.

Competition in the Semolina and Durum Wheat Flour Market

Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Horizon Milling, LLC and Miller Milling collectively are believed to represent approximately 40% of total domestic milling capacity. The Company’s current milling operation represents about 15% of total domestic milling capacity. Most of the durum milling capacity in the United States is either part of an integrated pasta production facility or in an alliance with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables it to compete more effectively with those competitors who also have integrated facilities.

Government Regulation

Trade Policies

Governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada, may affect the operations of the Company and the volume of pasta imports. United States government farm policies also affect durum plantings and thus can have a significant impact on the market price of durum.

Pricing policy actions by the Canadian Wheat Board have resulted in complaints from durum growers in the United States, and a continuing dispute over possible restrictions on durum wheat imports. In response to a petition filed by the North Dakota Wheat Commission (“Wheat Commission”), on October 23, 2000, the Office of the United States Trade Representative announced the initiation of a Section 301 investigation. The United States Trade Representative issued an affirmative finding that the wheat trading practices of the Canadian government and the Canadian Wheat Board, among other things, are unreasonable and restrict United States commerce. The United States Trade Representative announced that it will pursue multiple courses of action to remedy the practices of the Canadian government and Canadian Wheat Board, including the following:

•                  examining the potential for a dispute settlement case against the Canadian Wheat Board in the World Trade Organization;

•                       working in unison with the United States wheat industry to determine the possibility of filing United States countervailing and antidumping protections;

•                       identifying impediments to United States wheat entering Canada and relating them to the Canadian government in an effort to negotiate fair trade policies; and

•                       pursuing reform of monopoly state trading enterprises in the World Trade Organization agricultural negotiations scheduled to take place late in 2002.

In September 2002, the U.S. Durum Growers Association and the Wheat Commission filed petitions for the imposition of countervailing and antidumping duties on durum and hard red spring wheat marketed by the Canadian Wheat Board. In response to the petitions, the U.S. International Trade Commission  (“ITC”) commenced the preliminary phase of the countervailing duty and antidumping investigations. The Company anticipates the ITC will issue a preliminary determination by late October 2002 as to whether there is a “reasonable indication” that an industry in the United States is materially injured or threatened with material injury, or the establishment of a business in the United States is materially retarded, by reason of the Canadian wheat imports.

If restrictions are implemented, it could impact both the milling and pasta areas of the Company’s business operations in a variety of ways.

Lower durum wheat prices could ultimately lead to reduced pasta production costs and provide opportunity for increased profitability for pasta manufacturers without requiring price increases for finished pasta products, while higher durum prices could trigger price increases or reduced margins dependent on the industry capacity utilization and pasta import levels. Conversely, the Company believes lower durum wheat prices have in the past allowed certain pasta producers to lower their prices and price proposals with reduced risk in efforts to gain market share.

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. The U.S. Customs Service (Customs) published, on July 3, 2002, a notice of intention to distribute antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). At this time, indications are that the Company will receive a payment under this Act in the latter portion of calendar year 2002, though we cannot reasonably estimate the potential amount to be received at this time or state with certainty whether any payment will be received in future periods. Though these duties may enable the Company to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company.

Food and Drug Administration Regulation

As a producer of products intended for human consumption, the Company’s operations are subject to certain federal and state regulations, including regulations promulgated by the United States Food and Drug Administration. The Company believes that it is in material compliance with the applicable regulatory requirements.

Environmental Regulation

Dakota Growers is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid waste disposal and odor and noise control. The Company conducts an on-going control program designed to meet these environmental laws and regulations. There are no pending regulatory enforcement actions and the Company believes that it is in substantial compliance with applicable environmental laws and regulations.

The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have adverse financial consequences for the Company and its members.

Intellectual Property Rights

The Company relies on a combination of trade secret, trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark Office for the sale of dry pasta: Pasta Growers®, Pasta Sanita®, Zia Briosa® and Dakota Growers Pasta Co.®.

Research And Development

The Company supports research and development programs in North Dakota that focus on improved varieties of durum wheat. In fiscal year 1999, Dakota Growers hired an agronomist and initiated a long-term project of small plot, replicated variety trial research, as well as field-scale fungicide research. In connection with plant breeders and researchers, the Company is working to develop scab-resistant, high-gluten durum varieties. The Company, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

Employees

As of October 1, 2002, the Company had 430 employees, 130 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2004 and October 1, 2005. The Company considers its employee relations to be very good.

Risk Factors

The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Additional risks that we do not yet know of, or currently believe are immaterial, may also impair the business operations of the Company.

Competitive Environment

Both the U.S. pasta industry and world pasta industry are extremely competitive. The Company competes in all dry pasta markets – retail store brand, foodservice and ingredient, with larger, national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. The pasta industry in the U.S. as well as in Italy is faced with excess production capacity. While New World Pasta Company has recently closed certain production facilities and has announced plans to possibly close an additional facility, which may help to rationalize pasta production with current demand, American Italian Pasta Company is completing construction of a pasta production facility in Arizona. Some companies have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment, especially in the retail and ingredient markets, has in the past, and may in the future, put pressure on profitability to maintain market share. The Company has and will continue to apply, where possible, cost saving measures to remain competitive. With these uncertainties, there is no guarantee that the Company can continue to grow and operate profitably in the future.

No Public Market for Shares of the Company’s Common Stock and Preferred Stock

There is currently no established public trading market for the shares of Common Stock and Preferred Stock of the Company, and an active trading market may never develop. The Company maintains no obligation to seek or to obtain a listing on a national market. As a result, you may not be able to readily resell your shares in the Company.

Technology

The Company believes that its overall commitment to maintaining and upgrading pasta manufacturing, milling and packaging equipment is necessary to keep a competitive edge in the pasta industry. In addition, it also acknowledges that ongoing computer system upgrades to better service the demands of its customers are important to long-term success and profitability. The Company may be negatively impacted if it is unable to consistently keep pace with the industry in these areas.

Pasta, Semolina, Durum Wheat and By-Product Prices

The Company’s profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products, matters over which the Company has little or no control. The supply and price of durum wheat are subject to market conditions and are influenced by many factors beyond our control including weather patterns affecting durum wheat production, governmental programs and regulations, insects, and plant diseases. Such volatility with respect to the price of the basic raw material for the Company’s products leaves the Company subject to wide variation in its costs from year to year. Future increases in durum costs could have a material adverse effect on operating profits unless we are able to pass cost increases on to our customers. Competitive pressures often limit our ability to increase prices in response to higher input costs. The Company has capacity to sell durum semolina to other pasta producers. Such sales are currently being made at highly competitive prices. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

Product Concentration

The Company competes exclusively in the dry pasta industry, with a significant portion of sales concentrated in the retail and foodservice private label markets. Any decline in pricing or consumer preference for dry pasta could have a significant impact on the Company’s ability to grow or remain profitable in the future.

Government Regulation And Trade Policies

Dakota Growers is subject to extensive federal and state environmental laws and regulations with respect to water and air quality, solid-waste disposal and odor and noise control. The Company conducts an on-going program designed to comply with these laws and regulations. There are no pending regulatory enforcement actions against the Company, and the Company believes that it currently is and will continue to be in substantial compliance with all applicable environmental laws and regulations.

As a producer of products intended for human consumption, the Company’s operations are subject to certain federal and state regulations, including regulations promulgated by the U.S. Food and Drug Administration. The Company believes that it is in material compliance with all applicable regulatory requirements relating to food quality and safety.

The operations of the Company may be affected by governmental trade policies and regulations, including those impacting the amount of durum wheat imported from Canada. Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments.

Restrictive Loan Covenants

The Company’s loan agreements with CoBank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and working capital and achieve certain financial ratios. To the extent that the Company is unable in the future to satisfy the various conditions specified in the loan agreements, the Company’s ability to distribute dividends to its shareholders may be restricted. The failure to comply with the various loan covenants may result in interest rate penalties, restrict the Company’s corporate activities or result in a default by the Company which may have a material adverse affect on the Company’s liquidity.

Board Of Directors Discretion Regarding Dividends

The Board of Directors of the Company has absolute discretion to determine the manner and amount of payment of dividends on shares of Common Stock and, subject to certain exceptions, Preferred Stock.

Retroactive Tax Treatment

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. The Cooperative was a nonexempt cooperative prior to conversion to a corporation effective July 1, 2002. As a nonexempt cooperative, it was not taxed on amounts of patronage sourced income withheld from its members in the form of qualified per-unit retains or on amounts distributed to its members in the form of Qualified Written Notices of Allocation. Consequently, such amounts were taxed directly to the members. However, income attributable to non-patronage sources was taxed at the Cooperative level and again if distributed to the Cooperative’s members as dividends. If the Cooperative was not entitled to be taxed under Subchapter T or if significant portions of income were from non-patronage sources, its income would be taxed when earned by the Cooperative and the members would be taxed when dividends were distributed.

From time to time, the Internal Revenue Service challenges the tax status of cooperatives, taking the position that the challenged entities are not operating on a cooperative basis and are therefore not entitled to the tax treatment described above. Those challenges can be based on a variety of factors, including the nature of the cooperative’s business, its interaction with its members and the portion of its business done for or with its members. The impact of most such challenges, regardless of the factor on which the challenge is based, is that the Internal Revenue Service seeks to assert that some or all of a cooperative’s income does not arise from a “patronage” transaction. As any income derived from non-patronage sources is subject to taxation at the entity level, the effect of a successful challenge is that the cooperative would be taxed as a corporation. If the Internal Revenue Service successfully challenged the Cooperative’s tax status as it was operating before the conversion, retroactive taxation at both the entity level and the shareholder level could have a material, adverse impact on the Company.

ITEM 2.               PROPERTIES AND PROCESSING FACILITIES

Dakota Growers operates a vertically integrated, state of the art durum milling and pasta manufacturing plant in Carrington, North Dakota, and a pasta production facility in New Hope, Minnesota through its wholly owned subsidiary Primo Piatto, Inc. The Company closed its Minneapolis, Minnesota factory in February 2001 and has terminated its lease on the property.

The Carrington mill became operational in January 1994, was expanded in 1996 and again in 1999. It has the capacity to grind 40,000 bushels of durum per day, and over twelve million bushels per year. It has grain silos with a capacity to hold 620,000 bushels. Its semolina production capability meets the requirements of all of the Company’s pasta manufacturing capacity, with excess capacity available for semolina sales to other producers.

The Carrington pasta operations, initially operational in January 1994, have been expanded in 1997 and 1998. The plant now has seven pasta production lines, three operated as long goods lines and four of which are short goods lines. Electronic control scales are used throughout the facility to continuously track production and yields.

A central computer control room allows one operator to monitor efficiently both the milling and the pasta operations. Total dry pasta manufacturing capacity is 275 million pounds annually. The Company owns the physical plant in Carrington, and the land on which it is located.

The Company’s Primo Piatto, Inc. subsidiary operates a pasta production facility in New Hope, Minnesota. This facility contains six production lines capable of producing approximately 165 million pounds of dry pasta each year, predominantly in retail packaging. A lasagna line installed at the New Hope, Minnesota plant became operational in February 2001. There is a direct Canadian Pacific rail line connecting the New Hope factory to the Carrington milling facility. This highly automated, cost effective processing and packaging facility has gone through significant upgrades within the last decade. Primo Piatto owns the physical plant and land at the New Hope facility.

The Company owns the warehousing at the Carrington and New Hope plants. These facilities are supplemented by public warehouses in California, Kansas, Kentucky, Minnesota, New York, North Dakota, Oregon, Utah and Washington where inventory is maintained and redistributed for the needs of specific customers.

ITEM 3.               LEGAL PROCEEDINGS

From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. Other than such routine litigation, the Company is not currently involved in any material legal proceedings. In addition, the Company is not aware of other potential claims that could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the Company’s insurance.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting was held on May 23, 2002 to vote upon the proposed conversion of the Company’s predecessor, Dakota Growers Pasta Company, from a cooperative into a North Dakota corporation. The Cooperative’s members approved the proposal by a vote of 693 in favor and 146 opposed.

In conjunction with the approval of the conversion of Dakota Growers Pasta from a cooperative to a North Dakota corporation, the members approved and ratified:

• A Second Amended and Restated Plan of Merger (the “Plan of Merger”) by and between the Cooperative and Dakota Growers Pasta Restructuring Cooperative, a newly-formed Colorado cooperative.

• The Second Amended and Restated Transaction Agreement (the “Transaction Agreement”), dated as of April 18, 2002, by and among the Cooperative, Dakota Growers Pasta Restructuring Cooperative, a Colorado cooperative, Dakota Growers Corporation, a Colorado corporation and the Company, but solely to the extent that the Transaction Agreement relates to the proposed merger described in the Plan of Merger specified above.

• An amendment to the Cooperative “Growers Agreement” adopted by the Board of Directors, the effect of which was to terminate the Growers Agreement upon the approval and consummation of any merger transaction (or series of transactions) in which the North Dakota cooperative is not the surviving entity and in which the surviving entity’s governing documents do not require the delivery of durum wheat as a condition of ownership in such entity.

The Cooperative formed three wholly-owned subsidiaries to effectuate the conversion: Dakota Growers Pasta Restructuring Cooperative, a Colorado cooperative, Dakota Growers Corporation, a Colorado corporation and the Company. With the approval of the Plan of Merger between the Cooperative and the Colorado cooperative, immediately after the consummation of the merger and without further action by members of the North Dakota cooperative, the Colorado cooperative merged with and into the Colorado corporation and, immediately thereafter, the Colorado corporation merged with and into the Company. The conversion was completed effective July 1, 2002.

As a result of the mergers:

•        The North Dakota corporation is the surviving entity.

•        Members of the North Dakota cooperative became shareholders of the North Dakota corporation and received:

•        twenty-five shares of Common Stock of the North Dakota corporation for each share of the North Dakota cooperative’s Membership Stock they held as of the effective date of the merger;

•        a number of shares of Common Stock, $.01 par value per share, of the North Dakota corporation equal to the number of shares of the North Dakota cooperative’s Equity Stock they held as of the effective date of the merger;

•        a number of shares of Series D Delivery Preferred Stock, $.01 par value per share, of the North Dakota corporation equal to the number of shares of the North Dakota cooperative’s Equity Stock they held as of the effective date of the merger;

•        holders of Non-Qualified Written Notices of Allocation (a form of members’ equity that represents patronage income that was allocated among the members of the cooperative as non-cash patronage dividends) received one share of Common Stock of the North Dakota corporation for every $7.36 of Non-Qualified Written Notices of Allocation held in their name in the records of the North Dakota cooperative;

•        to the extent that they held Series A 6% Redeemable Non-Cumulative Preferred Stock or Series B 2% Redeemable Non-Cumulative Preferred Stock of the North Dakota cooperative as of the effective date of the merger, an equal number of shares of Series A 6% Redeemable Cumulative Preferred Stock, $100 par value per share, or Series B 2% Redeemable Non-Cumulative Preferred Stock, $100 par value per share, as applicable, of the North Dakota corporation; and

•        holders of options to purchase Series C 6% Convertible Non-Cumulative Preferred Stock of the North Dakota cooperative as of the effective date of the merger received options to purchase a like number of Series C 6% Convertible Non-Cumulative Preferred Stock of the North Dakota corporation.

For more information regarding the conversion from a North Dakota cooperative to a North Dakota corporation please refer to the Registration Statement on Form S-4 (File No. 333-81946) filed with the United States Securities and Exchange Commission by Dakota Growers Restructuring Company, Inc.

PART II.

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public market for the Company’s Common Stock or Preferred Stock. See “Item 4. Submission of Matters to a Vote of Security Holders” regarding Common and Preferred Stock received by shareholders in conjunction with the conversion from a cooperative to a corporation.

As of October 1, 2002 there were 1,305 holders of Common Stock.

As a cooperative, qualified patronage dividends had been declared and paid in prior years, though none within the last two fiscal years. We anticipate that dividends paid by the Company will be lower than the patronage distributions previously received from the cooperative. Corporate dividends are affected by the amount of income taxes on corporate earnings. We anticipate that dividends will also be reduced compared to historical cooperative patronage distributions as the Board of Directors reinvests a larger portion of the entity’s earnings to fund debt repayments, strategic acquisitions, market expansions, working capital requirements, equipment acquisitions, cost-saving measures and efficiencies.

ITEM 6.               SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 1998, 1999, 2000, 2001 and 2002 has been derived from the audited consolidated financial statements of the Company (and the Cooperative for periods presented prior to the conversion from a cooperative to a corporation). The conversion of Dakota Growers Pasta Company from a cooperative to a corporation was completed effective July 1, 2002. The conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million. The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	1998	1999	2000	2001	2002
INCOME STATEMENT DATA
Net revenues	$119,621	$124,869	$136,862	$135,921	$152,465
Cost of goods sold	100,229	106,062	116,890	124,811	130,502
Gross profit	19,392	18,807	19,972	11,110	21,963
Marketing, general and administrative expenses	6,754	7,886	9,713	9,631	9,382
Operating income	12,638	10,921	10,259	1,479	12,581
Other expense	(3,264)	(2,434)	(3,929)	(3,574)	(3,365)
Income (loss) before income taxes	9,374	8,487	6,330	(2,095)	9,216
Charge to record deferred taxes upon conversion from a cooperative to a corporation(4)	—	—	—	—	6,105
Income tax expense (benefit)	—	499	(1,298)	(311)	1,277
Income (loss) before cumulative effect of change in accounting principle	9,374	7,988	7,628	(1,784)	1,834
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method	—	(3,429)	—	—	—
Net income (loss)	9,374	4,559	7,628	(1,784)	1,834
Dividends on preferred stock	15	143	4	15	10
Net earnings (loss) on common/equity stock	$9,359	$4,416	$7,624	$(1,799)	$1,824

Weighted average common/equity shares outstanding(1)	7,356	8,603	11,166	11,253	11,382

Net earnings (loss) per common/equity share outstanding before cumulative effect of accounting change(1)	$1.27	$0.91	$0.68	$(0.16)	$0.16

Patronage and other dividends per average common/equity share outstanding(1)
Declared(2)	$1.00	$0.86	$0.40	$—	$—
Distributed(2)	1.00	0.86	0.40	—	—

Pro forma amounts assuming the inventory valuation method adopted in 1999 is applied retroactively(3)
Net earnings (loss) on common/equity stock	$6,731	$7,845	$7,624	$(1,799)	$1,824

Net earnings (loss) per common/equity share outstanding(1)	$0.92	$0.91	$0.68	$(0.16)	$0.16

BALANCE SHEET DATA
Cash	$182	$3,425	$1,725	$3	$2,866
Working capital	22,813	31,065	25,089	14,420	23,013
Total assets	124,537	135,873	131,857	128,658	125,541
Long-term debt (excluding current maturities)	66,056	59,116	51,626	47,594	38,274
Redeemable preferred stock	253	53	126	113	54
Stockholders’ equity	36,875	58,982	60,533	54,267	56,090

OPERATING DATA
Ratio of long-term debt to stockholders' equity	1.79x	1.00x	.85x	.88x	.68x

(1)               Adjusted for the impact of the 3-for-2 stock split effective August 1, 1997.

(2)               As a cooperative, qualified patronage declarations were made in October of each year based on the patronage earnings and average shares for the prior fiscal year ending July 31. Amounts shown for each fiscal year were declared and paid in the following fiscal year. Amounts reflected above include only dividends on equity stock and qualified patronage declarations, and exclude Non-Qualified Written Notices of Allocation to each member’s account as a cooperative.

(3)               The Company changed its method of computing inventory valuations in the third quarter of fiscal year 1999 from the net realizable value method to the lower of cost or market method, determined on a first-in, first-out basis, using product specific standard costs. The impact of the change on prior years (to July 31, 1998) of $3,429,000 was included as a charge against income for the year ended July 31, 1999.

(4)               Upon conversion from a cooperative to a corporation effective July 1, 2002, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6,105,000 during the year ended July 31, 2002.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company’s management, as of the date of this report, and are subject to risks and uncertainties, including those discussed under “Risk Factors” in this report, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

Summary

Dakota Growers is the third largest pasta manufacturer in North America, and is the successor to the Cooperative by virtue of the Cooperative’s conversion to a corporation. The Company’s core strength remains manufacturing pasta for retail store brands and the foodservice industry, though we serve and continually look for opportunities in all dry pasta markets. We are implementing an identity preservation program to provide our customers food safety, traceability and quality during every step from the field to the plate. The Company has implemented a certified organic program and markets organic pasta through its Dakota Growers Pasta Co.® retail label, as well as into the private label retail, foodservice, and ingredient markets of the pasta industry. Imported pasta is distributed via an exclusive agreement with Gruppo Euricom, the second largest pasta manufacturer in Italy.

The comparability of current year results versus those in prior years was affected by the income tax status change associated with the conversion from a cooperative to a corporation. Income before income taxes totaled $9.2 million for fiscal year 2002, up $11.3 million compared to the $2.1 million net loss before income taxes incurred for fiscal year 2001.

Dakota Grower’s improved performance resulted from revenue growth combined with operational improvements, which reduced operating costs and increased supply chain efficiencies. Pricing within the dry pasta industry remains extremely competitive. Industry changes during fiscal year 2002 have expanded opportunities for co-pack arrangements, which involve the sale of dry pasta products to other pasta manufacturers. The Company is continuing to explore opportunities in the co-pack area as well as other dry pasta markets.

As the Company considers its expected performance in fiscal year 2003, it has identified certain factors which may impact its results during the early portions of fiscal 2003. Unforeseen weather-related issues with the 2002 durum crop have led to rising durum prices, which have increased roughly 40% since July 31, 2002. We anticipate passing through the higher cost of durum via increased sales prices, though there is uncertainty as to whether the Company will be able to fully recover higher durum costs on a timely basis. The Company is in the process of restructuring certain forward warehouse arrangements to realize further supply chain efficiencies and better serve our customers. Costs associated with the forward warehouse restructuring primarily relate to increased freight costs to transfer product, all of which will be incurred in the first quarter of fiscal 2003. We anticipate net earnings for the first quarter of fiscal 2003 will be lower than the comparable period of the previous year due to the impact of durum cost increases and forward warehouse restructuring.

Conversion

The Company is a North Dakota corporation that was organized on January 30, 2002 for the specific purpose of consummating the conversion of the Cooperative into a corporation. The conversion of the Cooperative from a cooperative to a corporation was completed effective July 1, 2002, with the Company being the ultimate surviving entity in the conversion. See Part I, Item 4 for a more detailed discussion of the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

The conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million. Including the effect of the aforementioned $6.1 million income tax charge, the Company had net income of $1.8 million for the year ended July 31, 2002 compared to a net loss of $1.8 million incurred for the year ended July 31, 2001.

Effect of Change in Accounting Estimate

Effective August 1, 1999, the Company changed the period over which it depreciates certain mill and pasta production equipment from 15 years to 20 years. The Company feels the change better reflects the useful life of the related equipment and is comparable to industry practice for similar equipment. The change in accounting estimate increased net income for the year ended July 31, 2000 by $917,000.

Results Of Operations

Comparison of Fiscal Years ended July 31, 2002 and 2001

Net Revenues. Net revenues totaled $152.5 million for the year ended July 31, 2002, an increase of $17.0 million, or 12.2%, compared to $135.9 million for the year ended July 31, 2001. The increase was primarily due to higher pasta sales volumes.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $8.3 million, or 9.9%, as a result of a 12.0% increase in sales volumes offset by lower per unit selling prices.  Foodservice revenues increased $4.8 million, or 17.4%, primarily due to volume growth of 16.6%. Growth in the foodservice market continues to be driven by expansions and acquisitions by our customers. Ingredient revenues decreased $1.8 million, or 12.0%, mainly as a result of a 13.4% decrease in sales volumes. The ingredient sales volume decline resulted primarily from the loss of two customers in this market due to competitive pricing issues. The Company anticipates highly competitive pricing will continue in the ingredient market.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales for the year ended July 31, 2002, increased $5.3 million from the prior year as a result of increases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold totaled $130.5 million for the year ended July 31, 2002, an increase of 4.6% compared to the $124.8 million reported for the year ended July 31, 2001. The $5.7 million increase resulted mainly from revenue growth offset by lower conversion costs, due to operational improvements, and logistics savings. Gross profit as a percentage of net revenues increased from 8.2% to 14.4% as a result of these factors.

Marketing, General and Administrative (“MG&A”) Expenses. MG&A expenses for the year ended July 31, 2002 totaled $9.4 million, down slightly from $9.6 million for the year ended July 31, 2001. MG&A expenses as a percentage of net revenues decreased from 7.1% to 6.2%.

Interest Expense. Interest expense for the year ended July 31, 2002, was $3.9 million, down slightly from the prior year primarily due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $228,000 and $248,000 have been netted against interest expense for the years ended July 31, 2002 and 2001, respectively.

Income Taxes. Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million. As the Company will not operate on a cooperative basis after the conversion, it will be taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. Income tax expense for the year ending July 31, 2002, excluding the charge to record deferred taxes upon conversion noted above, was $1.3 million. Such expense related to income taxes on nonpatronage net earnings while a cooperative and corporate net income.

Net Income (Loss). Net income for the year ended July 31, 2002 was $1.8 million compared to a $1.8 million net loss incurred for the year ended July 31, 2001. The $3.6 million increase resulted primarily from higher sales volumes combined with increased gross margins due to cost reductions, offset by the $6.1 million deferred income tax charge, noted above.

Comparison of Fiscal Years ended July 31, 2001 and 2000

Net Revenues. Net revenues totaled $135.9 million for the fiscal year ended July 31, 2001, a decrease of $0.9 million, or 0.7%, from the prior year. The decrease was primarily due to lower pasta and semolina sales volumes. Volume declines were partially offset by a small increase in pasta average sales prices of 0.8%, a result of price increases obtained in attempting to pass-through higher material and operating costs.

Revenues from the retail market increased $2.4 million, or 3.0%, primarily due to volume increases of 4.3% offset partially by lower average selling prices. Growth in the club store market was particularly strong. Foodservice revenues increased by $1.4 million, or 5.3%, on volume growth of 3.0% and an increase in average selling prices of 2.3%. Volume growth in foodservice continues to be driven by expansions and acquisitions by our current customers. Ingredient revenues decreased $4.0 million, or 20.7%, mainly as a result of a 20.8% sales volume decrease. The ingredient sales volume decline resulted primarily from the loss of one customer in this market due to competitive pricing issues.

Revenues from semolina and by-product sales were down $0.7 million from the prior year mainly due to reductions in semolina sales volumes.

Cost of Goods Sold. Cost of goods sold increased 6.8% to $124.8 million. A majority of the $7.9 million increase was due to increases in durum, packaging, freight, and utility costs. As a result of competitive pressures within the pasta industry, the Company was unable to fully cover increased input costs through sales price increases. Gross profit as a percentage of net revenues decreased from 14.6% to 8.2% reflecting reduced profitability due to higher manufacturing input costs.

Marketing, General and Administrative (“MG&A”) Expenses. MG&A expenses totaled $9.6 million for the year ended July 31, 2001, down slightly from the prior year. MG&A expenses as a percentage of net revenues remained consistent at 7.1%.

Interest Expense. Interest expense, including patronage credits and adjustments, decreased $0.4 million. The Company recorded a patronage credit to interest expense of $248,000 for the year ended July 31, 2001, and a net charge to interest expense of $68,000 related to adjustments for estimated patronage refunds from and investments in cooperative banks for the year ended July 31, 2000, accounting for a majority of the change.

Income Taxes. An income tax benefit of $311,000 was recorded for the year ending July 31, 2001 related primarily to a reduction in deferred tax liabilities. An income tax benefit of $1,298,000 was recorded for the year ended July 31, 2000, of which $407,000 related to current income tax benefits while $891,000 related to changes in deferred income taxes. The current income tax benefit recorded for fiscal 2000 was primarily a reversal of the income tax expense recorded in fiscal 1999, which resulted from a reclassification of approximately $2.0 million of income from non-patronage to patronage for gains on sale of properties in fiscal 1999. The reclassification was based on cooperative income tax developments taking place in the second quarter of fiscal 2000. The deferred income tax benefit related primarily to a reduction in deferred income tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income (Loss). The Company incurred a net loss of $1.8 million for the year ended July 31, 2001 compared to net income of $7.6 million for the year ended July 31, 2000. The net loss resulted from a reduction in net revenues combined with higher manufacturing input costs as noted above.

Liquidity and Capital Resources

The Company meets its liquidity requirements from cash provided by operations, short-term borrowings under its credit facility, and outside debt financing. Working capital as of July 31, 2002 was $23.0 million compared to $14.4 million as of July 31, 2001.

The Company utilizes financing on a short-term basis to fund operations and capital projects until permanent financing is issued. On February 15, 2002, a $19 million revolving credit facility was secured with CoBank, ACB (“CoBank” or “the Bank”) covering the period from March 1, 2002 through February 25, 2003. The revolving line has a variable interest rate not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. The Company had no balance outstanding under its revolving line of credit at July 31, 2002. The balance outstanding under the line of credit agreement as of July 31, 2001 was $8.1 million.

The Company’s long-term financing is provided through various secured term loans and secured notes with the Bank and institutional investors. Variable interest rates on term and seasonal loans are based on the Bank’s cost of funds. Debt service requirements will be increasing beginning in fiscal year 2003 in relation to previous years as minimum principal payments due on long-term debt total $9.3 million for fiscal 2003, $10.0 million for fiscal 2004 and $7.2 million for fiscal 2005. The first principal payment on the institutional senior secured notes totaling $3,571,000 was made August 1, 2002.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Company is required to maintain a current ratio of 1.35 to 1.00, a long term debt to net worth ratio (adjusted to reflect a current ratio of 1.35:1.00) of not greater than 1.10 to 1.00, and a debt service coverage ratio of not less than 1.25 to 1.00, measured at the end of each fiscal year. The Company cannot pay dividends on capital stock in excess of minimum requirements if such action will cause noncompliance with any financial condition, without the prior written consent of the Bank. The Company’s consolidated net worth may not be less than the sum of (a) $27,000,000 plus (b) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998. The Company’s trailing twelve month ratio of consolidated cash flow to consolidated fixed charges may not be less than 2.00 to 1.00 at the end of each fiscal quarter. The Company entered into a Waiver and Second Amendment to the Note Purchase Agreement and Notes effective June 1, 2001, whereby the events of default that existed in previous periods under Section 10.4(b) of the Note Purchase Agreement (as amended by the Waiver and First Amendment dated November 28, 2000) relating to the consolidated funded debt to consolidated funded cash flow ratio were waived. The Waiver and Second Amendment requires that the ratio of consolidated funded debt to consolidated cash flow not exceed 4.25 to 1.00 for the period from May 1, 2001 to and including July 31, 2001, 3.75 to 1.00 for the period from August 1, 2001 to and including October 31, 2001, 3.25 to 1.00 for the period from November 1, 2001 to and including January 31, 2002 and 3.00 to 1.00 at all times thereafter, in each case determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters, treating such period of four fiscal quarters as a single accounting period. The Notes were amended such that the rate of interest on the unpaid balance was increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.00 to 1.00 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes. The one percent interest rate increase became effective August 1, 2001, amending the interest rate on the Series A Notes to 8.04% and the interest rate on the Series B Notes to 8.14% pursuant to the above. The 8.04% and 8.14% rates remain in effect, though the Company’s consolidated funded debt to consolidate cash flow was below 3.00 to 1.00 at July 31, 2002. The Company was in compliance with all debt covenants (as amended) as of July 31, 2002 and the date of this filing.

We anticipate that dividends paid by the Company will be lower than the patronage distributions previously received from the Cooperative. Corporate dividends are affected by the amount of income taxes on corporate earnings. We anticipate that dividends will also be reduced compared to historical cooperative patronage distributions as the Board of Directors reinvests a larger portion of the entity’s earnings to fund debt repayments, strategic acquisitions, market expansions, working capital requirements, equipment acquisitions, cost-saving measures and efficiencies.

Net cash provided by operations totaled $10.8 million for the year ended July 31, 2002, compared to $4.4 million for the year ended July 31, 2001 and $15.4 million for the year ended July 31, 2000. The $6.4 million increase from fiscal 2001 to fiscal 2002 was mainly due to the increase in net income (excluding non-cash deferred income tax adjustments). The $11.0 million decrease from fiscal year 2000 to 2001 primarily resulted from the decrease in net income and increased payments under long-term marketing agreements. Payments made under long-term marketing agreements totaled $2.3 million, $5.0 million and $1.5 million for the years ended July 31, 2002, 2001 and 2000, respectively.

Net cash from investing activities totaled $2.9 million for the year ended July 31, 2002, and resulted primarily from proceeds received on the sale of certain pasta production equipment under a sale-leaseback transaction, offset by payments made for milling and pasta equipment, intangible assets and package design costs. The sale-leaseback transaction generated $5.0 million in available funds, which were used to secure and expand the Company’s sales efforts. Net cash used in investing activities totaled $3.4 million and $5.4 million for the years ended July 31, 2001 and 2000, respectively. Expenditures for the purchase of property and equipment totaled $1.1 million, $4.0 million and $5.3 million for the years ended July 31, 2002, 2001, and 2000, respectively. A significant portion of the equipment expenditures for fiscal years 2001 and 2000 related to the installation of a lasagna line in the New Hope, Minnesota plant. Most of the Company’s technology assets are placed under lease agreements, which allow the Company to stay relatively current with changing technologies.

Net cash used for financing activities totaled $10.8 million for the year ended July 31, 2002, mainly related to payments made on our credit facility and long-term debt.  Net cash used for financing activities were $2.7 million and $11.7 million for the years ended July 31, 2001 and 2000, respectively, and related primarily to payments for long term debt and patronage distributions offset by proceeds from short term financing. Cash patronage distributions to members of the Cooperative totaled $4.5 million and $7.4 million for the years ended July 31, 2001 and 2000, respectively.

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2002, the Company had outstanding commitments for grain purchases totaling $5,356,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable. We currently anticipate capital expenditures in fiscal year 2003 to total approximately $4 million, primarily for pasta line upgrades and cost reduction projects. Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $110,000 per month. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, Dakota Growers would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004. As of July 31, 2002, the Company had commitments to pay $5.0 million under long-term customer marketing agreements at various times through December 31, 2002. The Company expects to fund these commitments through cash from operations and borrowings under its credit facility.

Payments due under contractual obligations and other commitments as of July 31, 2002 are as follows (in thousands):

Years ending July 31,	Long-term Debt	Operating Leases	Long-term Customer Marketing Agreements	Total

2003	$9,320	$1,404	$5,000	$15,724
2004	10,011	1,040	—	11,051
2005	7,176	953	—	8,129
2006	4,771	875	—	5,646
2007	4,771	576	—	5,347
Thereafter	11,545	—	—	11,545

	$47,594	$4,848	$5,000	$57,442

Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

The U.S. Customs Service (Customs) published, on July 3, 2002, a notice of intention to distribute antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). At this time, indications are that the Company will receive a payment under this Act in the latter portion of calendar year 2002, though we cannot reasonably estimate the potential amount to be received at this time or state with certainty whether any payment will be received in future periods.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supersede SFAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of”, providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS Statement No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated. Statement 144 will also supercede the section of the Accounting Principles Board (APB) Opinion No. 30, which prescribes reporting for the effects of a disposal of a segment of a business. This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company’s financial statements.

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. This statement is effective for fiscal years beginning after June 15, 2002, and is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which codified the matters discussed in Issue No. 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue No. 01-9 provides guidance on accounting for certain promotional activities, as well as the accounting for certain consideration from a vendor to an entity that resells the vendor’s products. The provisions of this EITF are effective for financial statements issued after December 15, 2001. The Company has accounted for promotional activities in a manner consistent with the guidelines established under Issue No. 01-9, and the pronouncement does not have a material impact on the Company’s financial statement reporting.

In December 2001, the AICPA issued SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others.” This statement addresses disclosures on accounting policies relating to trade accounts and loans receivable and is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect this statement to have a material effect on the financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, commodity prices, exchange rates, equity prices and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

The Company does not believe it is subject to any material market risk exposure with respect to interest rates, commodity prices, exchange rates, equity prices, or other market changes that would require disclosure.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
DAKOTA GROWERS PASTA COMPANY, INC.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. (a North Dakota corporation) as of July 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended July 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. as of July 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended July 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota
September 12, 2002

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2002 AND 2001

(In Thousands, Except Share Information)

	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,866	$3

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $792 and $610	16,504	11,560

Other receivables	360	1,138

Inventories	19,636	21,050

Prepaid expenses	2,258	1,602

Deferred income taxes	466	—

Total current assets	44,064	37,327

PROPERTY AND EQUIPMENT
In service	106,885	114,984
Construction in process	371	108
	107,256	115,092
Less accumulated depreciation	(35,762)	(33,367)

Net property and equipment	71,494	81,725

INVESTMENT IN COOPERATIVE BANKS	2,350	2,211

INTANGIBLE ASSETS	686	—

OTHER ASSETS	6,947	7,395

	$125,541	$128,658

	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$—	$8,100
Current portion of long-term debt	9,320	2,657
Accounts payable	6,471	4,400
Excess outstanding checks over cash on deposit	—	1,072
Accrued grower payments	—	969
Accrued liabilities	5,260	5,709

Total current liabilities	21,051	22,907

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	38,274	47,594
DEFERRED INCOME TAXES	9,833	3,777
OTHER LIABILITIES	239	—

Total liabilities	69,397	74,278

REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 and 800 shares authorized as of July 31, 2002 and 2001, respectively; 467 and 600 shares issued and outstanding as of July 31, 2002 and 2001, respectively	47	60
Series B, 2% non-cumulative, $100 par value, 525 and 2,700 shares authorized as of July 31, 2002 and 2001, respectively; 75 and 525 shares issued and outstanding as of July 31, 2002 and 2001, respectively	7	53

Total redeemable preferred stock	54	113

STOCKHOLDERS’ EQUITY
Series C convertible preferred stock, 6% non-cumulative, $100 par value, 2,045 and 15,000 shares authorized as of July 31, 2002 and 2001, respectively; 0 and 924 shares issued and outstanding as of July 31, 2002 and 2001, respectively	—	92
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 and 0 shares authorized as of July 31, 2002 and 2001, respectively; 11,275,297 and 0 shares issued and outstanding as of July 31, 2002 and 2001, respectively	113	—
Membership stock, $125 par value, 0 and 2,000 shares authorized as of July 31, 2002 and 2001, respectively; 0 and 1,156 shares issued and outstanding as of July 31, 2002 and 2001, respectively	—	144
Equity stock, $2.50 par value, 0 and 25,000,000 shares authorized as of July 31, 2002 and 2001, respectively; 0 and 11,253,121 shares issued and outstanding as of July 31, 2002 and 2001, respectively	—	28,133
Common stock, $.01 par value, 75,000,000 and 0 shares authorized as of July 31, 2002 and 2001, respectively; 12,554,746 and 0 issued and outstanding as of July 31, 2002 and 2001, respectively	126	—
Additional paid-in capital	60,188	22,876
Accumulated deficit	(4,337)	—
Accumulated allocated earnings	—	4,596
Accumulated unallocated earnings	—	(1,574)

Total stockholders’ equity	56,090	54,267

Total liabilities and stockholders’ equity	$125,541	$128,658

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2002, 2001, AND 2000

(In Thousands, Except Per Share Amounts)

	2002	2001	2000

Net revenues (net of discounts and allowances of $17,056, $17,312 and $20,899 for 2002, 2001 and 2000, respectively)	$152,465	$135,921	$136,862

Cost of goods sold	130,502	124,811	116,890

Gross profit	21,963	11,110	19,972

Marketing, general and administrative expenses	9,382	9,631	9,713

Operating income	12,581	1,479	10,259

Other income (expense)
Interest and other income	477	373	645
Gain (loss) on sale of property, equipment and other assets	23	201	(52)
Interest expense, net	(3,865)	(4,148)	(4,522)

Income (loss) before income taxes	9,216	(2,095)	6,330

Charge to record deferred taxes upon conversion from a cooperative to a corporation	6,105	—	—

Income tax expense (benefit)	1,277	(311)	(1,298)

Net income (loss)	1,834	(1,784)	7,628
Dividends on preferred stock	10	15	4

Net earnings (loss) on common/equity stock	$1,824	$(1,799)	$7,624

Net earnings (loss) per common/equity share
Basic	$0.16	$(0.16)	$0.68

Diluted	$0.16	$(0.16)	$0.68

Weighted average common/equity shares outstanding
Basic	11,382	11,253	11,166

Diluted	11,415	11,275	11,225

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2002, 2001 AND 2000

(In Thousands, Except Share Information)

	Number of shares
	Series C Convertible Preferred Stock	Series D Delivery Preferred Stock	Membership Stock	Equity Stock	Common Stock

BALANCE, JULY 31, 1999	—	—	1,152	11,097,409	—
Preferred dividends declared	—	—	—	—	—
Net membership stock issued	—	—	6	—	—
Reclass to Series A redeemable preferred stock	—	—	—	—	—
Series C preferred stock issued	7,412	—	—	—	—
Series C preferred stock converted to equity stock	(6,488)	—	—	155,712	—
Net income for the year ended July 31, 2000	—	—	—	—	—
Patronage allocations	—	—	—	—	—
Cumulative effect of accounting change allocated against non-qualified accumulate earnings	—	—	—	—	—
Patronage paid	—	—	—	—	—

BALANCE, JULY 31, 2000	924	—	1,158	11,253,121	—
Preferred dividends declared	—	—	—	—	—
Net membership stock retired	—	—	(2)	—	—
Net loss for the year ended July 31, 2001	—	—	—	—	—
Patronage allocations	—	—	—	—	—
Patronage paid	—	—	—	—	—

BALANCE, JULY 31, 2001	924	—	1,156	11,253,121	—
Preferred dividends declared	—	—	—	—	—
Net membership stock retired	—	—	(9)	—	—
Series C preferred stock converted to equity stock	(924)	—	—	22,176	—
Net income for the eleven months ended June 30, 2002 (represents net income while a cooperative)	—	—	—	—	—
Patronage allocations	—	—	—	—	—
Equity adjustments for conversion from a cooperative to a corporation	—	11,275,297	(1,147)	(11,275,297)	12,554,746
Net loss for the month ended July 31, 2002 (represents net income after conversion to a corporation, including charge to record deferred taxes upon conversion)	—	—	—	—	—

BALANCE, JULY 31, 2002	—	11,275,297	—	—	12,554,746

	Series C Convertible Preferred Stock	Series D Delivery Preferred Stock	Membership Stock	Equity Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Allocated Accumulated Earnings		Unallocated Accumulated Earnings (Deficit)		Total
								Qualified	Non-Qualified	Patronage	Non-member

BALANCE, JULY 31, 1999	$—	$—	$144	$27,743	$—	$22,074	$—	$—	$4,896	$4,852	$(727)	$58,982
Preferred dividends declared	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net membership stock issued	—	—	1	—	—	—	—	—	—	—	—	1
Reclass to Series A redeemable preferred stock	—	—	—	—	—	(22)	—	—	—	—	—	(22)
Series C preferred stock issued	741	—	—	—	—	565	—	—	—	—	—	1,306
Series C preferred stock converted to equity stock	(649)	—	—	390	—	259	—	—	—	—	—	—
Net income for the year ended July 31, 2000	—	—	—	—	—	—	—	—	—	7,134	494	7,628
Patronage allocations	—	—	—	—	—	—	—	3,929	464	(4,393)	—	—
Cumulative effect of accounting change allocated against non-qualified accumulated earnings	—	—	—	—	—	—	—	3,429	(3,429)	—	—	—
Patronage paid	—	—	—	—	—	—	—	(7,358)	—	—	—	(7,358)
BALANCE, JULY 31, 2000	$92	$—	$145	$28,133	$—	$22,876	$—	$—	$1,931	$7,589	$(233)	$60,533
Preferred dividends declared	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Net membership stock retired	—	—	(1)	—	—	—	—	—	—	—	—	(1)
Net loss for the year ended July 31, 2001	—	—	—	—	—	—	—	—	—	(1,542)	(242)	(1,784)
Patronage allocations	—	—	—	—	—	—	—	4,466	2,665	(7,131)	—	—
Patronage paid	—	—	—	—	—	—	—	(4,466)	—	—	—	(4,466)
BALANCE, JULY 31, 2001	$92	$—	$144	$28,133	$—	$22,876	$—	$—	$4,596	$(1,099)	$(475)	$54,267
Preferred dividends declared	—	—	—	—	—	—	—	—	—	(9)	(1)	(10)
Net membership stock retired	—	—	(1)	—	—	—	—	—	—	—	—	(1)
Series C preferred stock converted to equity stock	(92)	—	—	55	—	37	—	—	—	—	—	—
Net income for the eleven months ended June 30, 2002 (represents net income while a cooperative)	—	—	—	—	—	—	—	—	—	6,137	1,419	7,556
Patronage allocations	—	—	—	—	—	—	—	—	4,586	(4,586)	—	—
Equity adjustments for conversion from a cooperative to a corporation	—	113	(143)	(28,188)	126	37,275	1,385	—	(9,182)	(443)	(943)	—
Net loss for the month ended July 31, 2002 (represents net income after conversion to a corporation, including charge to record deferred taxes upon conversion)	—	—	—	—	—	—	(5,722)	—	—	—	—	(5,722)
BALANCE, JULY 31, 2002	$—	$113	$—	$—	$126	$60,188	$(4,337)	$—	$—	$—	$—	$56,090

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2002, 2001 AND 2000

(In Thousands)

	2002	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$1,834	$(1,784)	$7,628
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,813	8,859	7,853
Undistributed patronage capital from cooperatives	(139)	(204)	18
Cooperative bank stock valuation adjustment	—	—	36
(Gain) loss on sale of property, equipment and other assets	(23)	(201)	52
Deferred income taxes	5,590	(318)	(891)
Payments for long-term marketing costs	(2,250)	(5,038)	(1,463)
Changes in assets and liabilities
Trade receivables	(4,944)	1,330	2,953
Other receivables	778	(545)	1,158
Inventories	1,414	731	(3,100)
Prepaid expenses	71	40	88
Other assets	49	(100)	111
Accounts payable	2,071	296	244
Excess outstanding checks over cash on deposit	(1,072)	1,072	—
Grower payables	(969)	(318)	168
Other accrued liabilities	(449)	602	544

NET CASH FROM OPERATING ACTIVITIES	10,774	4,422	15,399

INVESTING ACTIVITIES
Purchases of property and equipment	(1,085)	(4,005)	(5,278)
Proceeds from sale of property, equipment and other assets	5,079	1,050	121
Receipts on note receivable	—	—	1,884
Net purchase of short-term investments	—	—	(1,461)
Purchases of intangible assets	(735)	—	—
Payments for package design costs	(343)	(440)	(656)

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	2,916	(3,395)	(5,390)

FINANCING ACTIVITIES
Net change in short-term notes payable	(8,100)	6,225	1,875
Payments on long-term debt	(2,657)	(4,479)	(7,580)
Preferred stock issued	—	—	58
Preferred stock retirements	(59)	(13)	(7)
Dividends paid on preferred stock	(10)	(15)	(4)
Memberships issued	1	—	3
Memberships retired	(2)	(1)	(2)
Options exercised	—	—	1,306
Patronage distributions	—	(4,466)	(7,358)

NET CASH USED FOR FINANCING ACTIVITIES	(10,827)	(2,749)	(11,709)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,863	(1,722)	(1,700)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	1,725	3,425

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,866	$3	$1,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$3,742	$4,375	$3,443

Income taxes (refunded)	$1,720	$(21)	$548

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred gain on sale-leaseback transaction	$256

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002, 2001 AND 2000

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion and Nature of Business

The conversion of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), from a cooperative to a corporation was completed effective July 1, 2002, with Dakota Growers Pasta Company, Inc. (formerly known as Dakota Growers Restructuring Company, Inc.), a North Dakota corporation (the “Company”), being the ultimate surviving entity in the conversion. The conversion was effected through a series of mergers among the Cooperative and three of its wholly-owned subsidiaries: Dakota Growers Pasta Restructuring Cooperative, a Colorado cooperative (the “Colorado Cooperative”), Dakota Growers Corporation, a Colorado corporation (the “Colorado Corporation”), and the Company. The Cooperative merged with and into the Colorado Cooperative, with the Colorado Cooperative surviving such merger, and thereafter the Colorado Cooperative merged with and into the Colorado Corporation, with the Colorado Corporation surviving such merger, and thereafter the Colorado Corporation merged with and into the Company, with the Company surviving such merger.  Following the conversion, the Company changed its name to Dakota Growers Pasta Company, Inc. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

The conversion described above was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of approximately $6.1 million (see Note 7).

The Company operates milling facilities in Carrington, North Dakota, and pasta manufacturing facilities in Carrington, North Dakota and New Hope, Minnesota.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Primo Piatto, Inc. (Primo), its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2001 and for the years ended July 31, 2001 and 2000 to facilitate comparability with the statements as of and for the year ended July 31, 2002. Such reclassifications have no effect on the net result of operations.

Risks and Uncertainties

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Credit losses are provided for in the financial statements. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $792,000 and $610,000 as of July 31, 2002 and 2001, respectively. At July 31, 2002, one customer accounted for approximately 33% of accounts receivable. One customer also accounted for approximately 12% of revenues for the year ended July 31, 2002. No customer represented greater than 10% of accounts receivable or revenues as of and for the years ended July 31, 2001 and 2000.

Under the cooperative structure, durum wheat requirements were provided through the delivery of grain pursuant to a Growers Agreement between the Cooperative and its members. As a corporation, the Company’s shareholders are not obligated to deliver durum for production requirements. The Company attempts to minimize the effects of durum wheat cost fluctuations mainly through forward contracting and through agreements with certain customers that provide for price adjustments based on raw material cost changes. Such efforts, while undertaken to attempt to minimize the risks associated with increasing durum costs on profitability, may temporarily prevent the Company from recognizing the benefits of declining durum prices.

Most of the Company’s currently outstanding debt instruments have fixed interest rates to maturity. If the Company’s operations require additional debt issuance, any changes in interest rates may have an impact on future results.

The Company’s cash balances are maintained in various bank deposit accounts. The deposit accounts may exceed federally insured limits at various times throughout the year.

Commodities Futures Contracts

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was effective for the Company in fiscal 2001. The Company did not enter into any material commodities futures contracts during fiscal years 2002, 2001 and 2000, and no material futures contracts were outstanding as of July 31, 2002 and 2001.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $17,056,000, $17,312,000 and $20,899,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Short-term Investments (Restricted)

Short-term investments (restricted) represent certificates of deposit that are pledged as security for loans made by a financial institution, which has restricted such investments, to officers of the Company to exercise stock options. These loans totaled $1,974,000 as of July 31, 2002 and 2001 and mature December 1, 2002. The Company expects these loans will be fully satisfied by the officers.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Durum	$1,538	$2,010
Finished goods	14,343	15,340
Packaging and ingredients	3,755	3,700

	$19,636	$21,050

Property and Equipment

Property and equipment are stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When depreciable properties are retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

Interest is capitalized on construction projects of higher cost and longer duration. Interest capitalized totaled $6,000, $112,000 and $115,000 for the years ended July 31, 2002, 2001 and 2000.

The initial acquisition of land by the Company is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $6,572,000, $7,003,000 and $6,702,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Effective August 1, 1999, the Company changed the period over which it depreciates certain mill and pasta production equipment from 15 years to 20 years. The Company feels the change better reflects the useful life of the related equipment and is comparable to industry practice for similar equipment. The change in accounting estimate increased net income for the year ended July 31, 2000 by $917,000.

Details relative to property and equipment are as follows (in thousands):

	2002	2001

Land and improvements	$2,865	$2,865
Buildings	22,003	21,998
Equipment	82,017	90,121

Property and equipment in service	106,885	114,984
Construction in process	371	108
Less accumulated depreciation	(35,762)	(33,367)

	$71,494	$81,725

Investments in Cooperative Banks

Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

The Company was notified of reductions in its estimated patronage refunds from CoBank, ACB (CoBank) as well as its investment in CoBank during fiscal year 2000. The Company has included a charge against income for the adjustment of its estimated patronage refunds totaling $23,000 for the year ended July 31, 2000. The Company also recorded a write down of the value of its investment in CoBank, which includes the former St. Paul Bank for Cooperatives, totaling $36,000 for the year ended July 31, 2000.

Intangible Assets

The Company acquired certain intangible assets for $735,000 during the third quarter of fiscal year 2002. Such intangibles consisted mainly of customer-based intangibles and covenants not to compete. The Company believes these assets have a finite life and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is amortizing the amounts on a straight-line basis over a five-year estimated useful life. Amortization expense for the year ended July 31, 2002 totaled $49,000.

Details relative to intangible assets are as follows (in thousands):

	2002	2001

Gross Amount:
Customer-based intangibles	$405	$—
Covenants not to compete	330	—
	735	—
Accumulated Amortization:
Customer-based intangibles	(27)	—
Covenants not to compete	(22)	—
	(49)	—
Net:
Customer-based intangibles	378	—
Covenants not to compete	308	—

	$686	$—

The estimated amortization expense for each of the fiscal years ending July 31 is as follows (in thousands):

2003	$147
2004	147
2005	147
2006	147
2007	98

$686

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $2,918,000 and $2,263,000 as of July 31, 2002 and 2001, respectively.

Prepaid marketing costs relate to payments made to certain customers covering contract terms and pricing for varying periods extending beyond one year. These costs are amortized in proportion to sales volumes over the term of the agreement.

The debt issuance costs relate to expenditures incurred in obtaining long-term debt. These costs are being amortized over the term of the related debt based on the effective interest rate.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2002	2001

Package design costs	$821	$1,265
Prepaid marketing costs	5,855	5,780
Debt issuance costs	122	152
Other	149	198

	$6,947	$7,395

Accrued Grower Payments

Accrued grower payments at July 31, 2001 represent amounts due to growers for amounts withheld from durum purchases pursuant to the Growers Agreement in effect under the cooperative structure. As a corporation, the Company’s shareholders are not obligated to deliver durum for production requirements.

The durum delivery system included deliveries made through Northern Grains Institute (NGI), a North Dakota non-profit company, through the date of conversion to a corporation. NGI administered the delivery arrangements and acted as each member’s grain handling and delivery agent for purposes of satisfying that member’s obligations under the Growers Agreement with the Cooperative. NGI was responsible for arranging the logistics of durum deliveries and handling payment and accounting matters. NGI acted only as the agent for the member, and the member retained the economic risk and legal liability for such deliveries under the Growers Agreement.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2002	2001

Accrued promotional costs	$1,519	$2,033
Accrued interest	1,252	1,159
Accrued freight	733	800
Other	1,756	1,717

	$5,260	$5,709

Shipping and Handling Costs

Shipping and handling costs are included in cost of product sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are immaterial and expensed as incurred.

Interest Expense, Net

The Company earns patronage refunds from its patronage-based debt issued through cooperative banks based on its share of the net interest income earned by the banks. These patronage refunds received or estimated to be received are applied against interest expense. The Company recorded a net credit to interest expense of $228,000 and $248,000 for the years ended July 31, 2002 and 2001, respectively. The Company recorded a charge to interest expense of $68,000 for the year ended July 31, 2000.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Prior to the conversion, the Company was taxed as a non-exempt cooperative for federal income tax purposes. Business conducted with the Cooperative’s members constituted patronage business as defined by the Internal Revenue Code. The Cooperative calculated income from patronage sources based on income derived from bushels of durum delivered by Cooperative members. Non-patronage income was derived from the resale of wheat flour containing spring wheat flour purchased from non-members, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, rental income, certain amounts of interest income, and any income taxes assessed on non-member business.

The Cooperative was subject to income taxes on earnings from non-patronage sources and patronage earnings not qualified to the Cooperative’s members. Cooperative organizations have 8 ½ months after their fiscal year-end to make qualified patronage allocations in the form of written notices of allocation or cash. As a cooperative, the provision for income taxes related to the results of operations from non-patronage business, state income taxes and certain other permanent and temporary differences between financial and income tax reporting.

Stockholders’ Equity/Members’ Investment

Under the cooperative structure, accumulated unallocated earnings represented cumulative net income which had not been allocated to members, while accumulated non-qualified allocated earnings represented earnings which had been allocated to members based on patronage but not distributed or qualified for income tax purposes.

Cooperative organizations have 8 ½ months after their fiscal year-end to make patronage allocations in the form of written notices of allocation or cash. As such, these allocations are reflected in the financial statements in the period in which such allocations were declared by the Board of Directors.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has not recognized any compensation expense under APB No. 25 upon the granting or exercise of stock options because the exercise price is equal to or greater than the market price of the underlying stock on the date of grant.

Earnings per Share

The Company has presented earnings per share (EPS) for the years ended July 31, 2002, 2001 and 2000 using the guidelines established in Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic EPS is calculated by dividing net earnings on common/equity stock by the weighted average number of common/equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

Dilutive securities, consisting of options and convertible preferred stock, included in the calculation of diluted weighted average common/equity shares were 33,000 in fiscal 2002, 22,000 in fiscal year 2001 and 59,000 in fiscal year 2000. Because the Company’s stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supersede SFAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of”, providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS Statement No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated. Statement 144 will also supercede the section of the Accounting Principles Board (APB) Opinion No. 30, which prescribes reporting for the effects of a disposal of a segment of a business. This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company’s financial statements.

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. This statement is effective for fiscal years beginning after June 15, 2002, and is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) finalized Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” which codified the matters discussed in Issue No. 00-14, “Accounting for Certain Sales Incentives” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue No. 01-9 provides guidance on accounting for certain promotional activities, as well as the accounting for certain consideration from a vendor to an entity that resells the vendor’s products. The provisions of this EITF are effective for financial statements issued after December 15, 2001. The Company has accounted for promotional activities in a manner consistent with the guidelines established under Issue No. 01-9, and the pronouncement does not have a material impact on the Company’s financial statement reporting.

In December 2001, the AICPA issued SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others.” This statement addresses disclosures on accounting policies relating to trade accounts and loans receivable and is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect this statement to have a material effect on the financial statements.

NOTE 2 - SHORT-TERM NOTES PAYABLE

The Company has a $19 million revolving credit facility with CoBank, which matures on February 25, 2003. The revolving line has a variable interest rate (4.06% at July 31, 2002) not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. There was no balance outstanding on the line at July 31, 2002. The balance outstanding as of July 31, 2001 was $8,100,000.

Weighted average interest rates on short-term borrowings for the years ended July 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Weighted average interest rates	5.12%	6.97%	7.82%

NOTE 3 - LONG-TERM DEBT

Information regarding long-term debt at July 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Term loans from cooperative banks due in quarterly installments of $685,000 plus interest through December 31, 2004, interest at 8.68% to 8.76%, collateralized by property and equipment	$6,000	$6,000

Term loans from cooperative banks due in quarterly installments of $625,000 plus interest through December 31, 2004, variable interest on $1,125,000 (4.58% at July 31, 2002), remainder at 8.68% to 8.76%, collateralized by property and equipment	6,125	7,375

Non-patronage term loan from cooperative banks due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by property and equipment	8,400	9,600

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 commencing August 1, 2002 through August 1, 2008, interest at 8.04%, collateralized by property and equipment	18,000	18,000

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 commencing August 1, 2002 through August 1, 2010, interest at 8.14%, collateralized by property and equipment	9,000	9,000

Capital lease, three year term through March 1, 2002, Imputed interest at 9.1%	—	124

Term loan from the City of Carrington, due in monthly installments through April 2003, interest rate of 4%	49	112

Convertible debt from Northern Plains Cooperative, due in annual installments through 2003, non-interest bearing	10	20

Convertible debt from Dakota Central Telecommunications, due in annual installments through 2003, non-interest bearing	10	20

Total long-term debt	47,594	50,251
Less current portion	9,320	2,657

Net long-term debt	$38,274	$47,594

As of July 31, 2002, the Company has prepaid $760,000, or approximately one quarterly installment on one term loan due to CoBank. The prepayment amount is reflected in the aggregate future maturities schedule present herein.

Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,

2003	$9,320
2004	10,011
2005	7,176
2006	4,771
2007	4,771
Thereafter	11,545

$47,594

The Company has an $8,400,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s loan agreements with its lenders contain certain covenants related to, among other matters, the maintenance of certain working capital, leverage, and debt service ratios and a minimum net worth requirement. The Company was in compliance with these loan covenants (as amended) as of July 31, 2002. The Company entered into a Waiver and Second Amendment to the Note Purchase Agreement and Notes effective June 1, 2001. The Notes were amended such that the rate of interest on the unpaid balance was increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.00 to 1.00 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes. The one percent interest rate increase became effective August 1, 2001, amending the interest rate on the Series A Notes to 8.04% and the interest rate on the Series B Notes to 8.14% pursuant to the above.

The Company has convertible debt related to two non-interest bearing notes with annual installments of $10,000 each. Per the loan agreements, from March 1, 1995 through February 1, 2003, the Company shall have the privilege of converting the unpaid balance of indebtedness into series B preferred stock. The holders of the debt do not have the option to convert this debt.

The Company incurred $4,099,000, $4,508,000 and $4,569,000 of interest on long and short-term debt and other obligations in fiscal years 2002, 2001 and 2000, respectively, of which $6,000, $112,000 and $115,000 was capitalized in the respective periods. Patronage income from cooperative banks of $228,000 and $248,000 was netted against interest expense on the statement of operations for the years ended July 31, 2002 and 2001, respectively. A charge from cooperative banks of $68,000 was included in interest expense in fiscal year 2000.

NOTE 4 - STOCKHOLDERS’ EQUITY

Following the conversion from a cooperative to a corporation, the Company is authorized to issue 75,000,000 shares of Common Stock, $.01 par value per share, 533 shares of Series A Preferred Stock, $100 par value per share, 525 shares of Series B Preferred Stock, $100 par value per share, 2,045 shares of Series C Preferred Stock, $100 par value per share, 11,324,377 shares of Series D Delivery Preferred Stock, $.01 par value per share,

130,000 shares of Series E Junior Participating Preferred Stock, $.01 par value per share, and 13,672,520 shares of undesignated preferred stock, $.01 par value per share.

As a result of the mergers undertaken to effect the change from a cooperative to a corporation, members of the Cooperative received: (i) twenty-five shares of Common Stock of the Company for each share of the Cooperative’s Membership Stock they held as of the effective date of the conversion; (ii) a number of shares of Common Stock, $.01 par value per share, of the Company equal to the number of shares of the Cooperative’s Equity Stock they held as of the effective date of the conversion; (iii) a number of shares of Series D Delivery Preferred Stock, $.01 par value per share, of the Company equal to the number of shares of the Cooperative’s Equity Stock they held as of the effective date of the conversion; and (iv) one share of Common Stock of the Company for each $7.36 of Non-Qualified Written Notices of Allocation held in the member’s name on the records of the Cooperative. To the extent that shareholders of the Cooperative held Series A Preferred Stock or Series B Preferred Stock of the Cooperative as of the effective date of the conversion, they received a number of shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, of the Company equal to the number of shares of the Cooperative’s Series A Preferred Stock or Series B Preferred Stock, as applicable, held as of such effective date. Persons who held options to acquire Series C Preferred Stock of the Cooperative had those options converted automatically into options containing the same terms with regard to Series C Preferred Stock of the Company.

Prior to the conversion, under the terms of the Cooperative’s bylaws, the Cooperative’s net income, determined in accordance with generally accepted accounting principles consistently applied, was distributed annually based on the volume of patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). The distribution was in the form of cash or credits to each member-producer’s patronage credit account, which was established on the books of the Cooperative as determined by the Board of Directors. Equity requirements of the Cooperative could be retained as unallocated earnings, or retained from amounts due to patrons and credited to members’ investments in the form of unit retains or undistributed allocated patronage. In the event of a net loss in any fiscal year under the cooperative structure, the Cooperative could first offset the net loss against any earned unallocated surplus. If the net loss exceeded the earned unallocated surplus, the Cooperative could elect to recover the net loss from prior or subsequent years net margins or savings.

Prior to conversion to a corporation, the net income allocable to patronage business totaled $6,137,000 and $7,134,000 for the years ended July 31, 2002 and 2000, respectively. The net loss allocable to patronage business totaled $1,542,000 for the year ended July 31, 2001.

In April 2002, the Cooperative’s Board of Directors authorized a non-qualified patronage allocation of $4,586,000 representing the patronage earnings as a cooperative for fiscal 2002 offset by the patronage net loss for fiscal year 2001.

The Board of Directors of the Cooperative authorized a qualified patronage allocation of $4,466,000 ($.4284 per bushel acquired or $.40 per average outstanding equity share) for fiscal year 2000 at its November 2000 meeting. The total qualified patronage allocation was paid in cash on November 30, 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 2000 patronage earnings totaling $2,665,000. In taking these actions, the Board of Directors rescinded the patronage allocations authorized at the October 2000 meeting as reported in the Company’s Form 10-K for the year ended July 31, 2000.

The Board of Directors of the Cooperative authorized a qualified patronage allocation of $5,787,000 ($.70 per bushel) and declared a dividend on equity stock of $.10 per share in October 1999. In addition, the Board voted to allocate the $3,429,000 cumulative effect of the change in accounting principle proportionately against prior non-qualified, allocated accumulated earnings. The qualified patronage allocation and dividend authorized in October 1999 were rescinded by the Board at the January 2000 meeting in response to the reclassification of $2,000,000 of income from nonpatronage to patronage for the year ended July 31, 1999. The Board then voted to qualify and allocate $7,358,000 ($.89 per bushel acquired or $.86 per average outstanding equity share) of the revised core patronage income for fiscal year 1999. The total qualified patronage allocation was paid in cash, of which a portion was paid in November 1999 and the remainder in January 2000. The Board also voted to allocate, on a non-qualified basis, the remainder of the fiscal 1999 patronage earnings before cumulative effect of the change in accounting principle, which totaled $464,000.

Holders of Series C Preferred Stock shall receive payment of a non-cumulative annual dividend at the rate of 6% of the $100 par value on each share of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio shall be proportionately adjusted at any time the outstanding shares of Common Stock are increased or decreased without payment by or to the Company or the Company’s shareholders.

Each share of Series D Delivery Preferred Stock of the Company gives its holder the privilege, but not the obligation, to deliver one bushel of durum wheat to the Company each year on a “first-come, first-served” basis. Because the privilege of a holder of Series D Delivery Preferred Stock to deliver durum wheat to the Company only arises if the Company requires durum, the privilege is not absolute. Holders of Series D Delivery Preferred Stock will be entitled to receive, if and when declared by the Board of Directors, a non-cumulative annual dividend of up to $.04 per share on each share of Series D Delivery Preferred Stock held by such holder.  The Company must pay holders of Series D Delivery Preferred Stock a dividend of at least $.01 per share before paying any dividends on Common Stock.

The Board of Directors of the Company adopted a Rights Plan that became effective upon consummation of the conversion. Under the Rights Plan, the Board of Directors of the Company has declared a dividend of one purchase right (a “Right”) for each outstanding share of Common Stock held of record immediately following the conversion.  Each Right will entitle the holder to purchase from the Company one-hundredth of one share of Series E Junior Participating Preferred Stock at a specified price, subject to certain adjustments. The Rights will not become exercisable, and will not be transferable apart from the Company’s shares of Common Stock, until a person or group has acquired 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer for 15% or more of the Company’s Common Stock.  In those events, each Right will entitle the holder (other than the acquiring person or group) to receive, upon exercise, common shares of either the Company or the acquiring company having value equal to two times the exercise price of the Right. The Rights issued under the Rights Plan will be redeemable by the Company’s Board of Directors in certain circumstances and will expire ten years from the date of adoption.

NOTE 5 - REDEEMABLE PREFERRED STOCK

The Cooperative issued 800 shares of Series A Preferred Stock in fiscal 2000, of which 333 shares had been redeemed as of July 31, 2002. Each share of Series A Preferred Stock entitles its holder to receive a cumulative annual dividend of 6% of the $100 par value per share. The Series A Preferred Stock is scheduled to be redeemed ratably on a quarterly basis through December 2005.

Each share of Series B Preferred Stock entitles its holder to receive a non-cumulative annual dividend of 2% of the $100 par value per share when and as declared by the Board of Directors. 450 shares of the Series B Preferred Stock were redeemed in fiscal year 2002. The 75 shares of outstanding Series B Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time at the redemption price of $100 per share, plus any declared but unpaid dividends. The holder may require the Company to redeem all or a said portion of the shares for $100 per share, plus any declared but unpaid dividends.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and completed six months of service as defined in the plan document. The Company matches 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $319,000, $342,000 and $291,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo. Contributions for the years ended July 31, 2002, 2001 and 2000 totaled $72,000, $99,000 and $74,000, respectively.

NOTE 7 - INCOME TAXES

The conversion from a cooperative to a corporation effectuated via a series of mergers is treated under Code Section 368(a)(1)(F) as a reorganization. A corporation that survives a reorganization defined in Code Section 368(a)(1)(F) is treated for tax purposes as a continuation of its predecessor, accordingly, the Company will retain the fiscal year, accounting methods, tax elections and other tax attributes of the Cooperative.  However, because it will not operate on a cooperative basis after the conversion, the Company will be taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends.

The Cooperative was a non-exempt cooperative as defined by Section 1381(a)(2) of the Internal Revenue Code. Accordingly, net margins from business done with member patrons, which were allocated and paid as prescribed in Section 1382 of the Code (hereafter referred to as “qualified”), were taxable to the members and not to the Cooperative. Net margins and member allocations were determined on the basis of accounting used for financial reporting purposes. To the extent that net margins were not qualified as stated above or arose from business done with non-members, the Cooperative had taxable income subject to corporate income tax rates.

Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6,105,000.

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2002 and 2001 related to temporary differences are as follows (in thousands):

	2002	2001

Deferred tax assets
AMT credit carryforward	$831	$20
Nonpatronage net operating loss carryforward	—	266
Accounts receivable allowances	237	—
Accrued expenses and other reserves	323	—
	1,391	286
Less valuation allowance	—	(286)

Total deferred tax assets	1,391	—

Deferred tax liabilities
Property and equipment	(10,758)	(3,777)

Net deferred tax liabilities	$(9,367)	$(3,777)

Classified in the accompanying balance sheets as follows:

	2002	2001

Current assets	$466	$—
Noncurrent liabilities	(9,833)	(3,777)

Net deferred tax liabilities	$(9,367)	$(3,777)

The Company has an AMT credit carryforward of $831,000 at July 31, 2002, which may be carried forward indefinitely. Management believes it is more likely than not that the deferred tax assets as of July 31, 2002 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense (benefit) consists of the following (in thousands):

	2002	2001	2000

Current income tax expense (benefit)	$1,792	$7	$(407)
Deferred income taxes	(515)	(318)	(891)
	1,277	(311)	(1,298)
Charge to record deferred taxes upon conversion from a cooperative to a corporation	6,105	—	—

Income tax expense (benefit)	$7,382	$(311)	$(1,298)

The current income tax benefit for the year ended July 31, 2000 relates primarily to an overaccrual of income taxes for the year ended July 31, 1999. $2,000,000 of income relating to the year ended July 31, 1999 was reclassified from nonpatronage to patronage based on cooperative income tax developments taking place in the second quarter of fiscal year 2000, subsequent to the publishing of the July 31, 1999 financial statements.

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Federal statutory income tax rate	34.0%	(34.0)%	34.0%
Adjustment of prior year accrual	—	—	(6.9)
State income tax expense, net of federal income tax benefit	5.0	(5.0)	5.0
Patronage (earnings) loss	(25.1)	34.5	(39.0)
Adjustment of deferred taxes (patronage versus nonpatronage use of property)	—	(15.2)	(13.6)
Charge to record deferred taxes upon conversion from a cooperative to a corporation	66.0	—	—
Other (net)	0.2	4.9	—

Effective income tax rate	80.1%	(14.8)%	(20.5)%

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is generally defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Quoted market prices are generally not available for the Company’s financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The carrying amount of cash and cash equivalents, receivables, payables, short-term debt and other current liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

The Company believes it is not practical to estimate the fair value of the securities of non-subsidiary cooperatives without incurring excessive costs because there is no established market for these securities and it is inappropriate to estimate future cash flows, which are largely dependent on future patronage earnings of the non-subsidiary cooperatives.

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt and capital leases approximates the carrying value as of July 31, 2002 and 2001.

NOTE 9 - OPERATING LEASES

The Company leases various items of equipment, primarily rail cars, pasta equipment, forklifts and computers.

Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

2003	$1,404
2004	1,040
2005	953
2006	875
2007	576

$4,848

Lease expense totaled $1,014,000, $988,000 and $907,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

NOTE 10 - SALE-LEASEBACK

The Company entered into a sale-leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which is classified as operating, sets forth an initial term of five years and calls for lease payments of $72,000 per month. At the end of the initial lease term, the Company may renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000.  The Company realized a gain on the sale of $255,000, which was deferred and will be amortized in proportion to the gross rentals charged to expense over the five-year lease term. Minimum rentals required under the lease, which are also included in the future lease obligations disclosed in Note 9, for fiscal years ending July 31 are as follows (in thousands):

2003	$863
2004	863
2005	863
2006	863
2007	576

$4,028

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2002, the Company had outstanding commitments for grain purchases totaling $5,356,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $1.3 million for fiscal years 2003 and 2004. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004.

The Company has entered into long-term marketing agreements, which include volume and pricing commitments, with U.S. Foodservice and Safeway, Inc. through December 31, 2006 and August 31, 2006, respectively. The Company entered into a co-packing agreement with New World Pasta Company, which includes co-pack product volume and pricing commitments. The Company has also entered into an agreement with Gruppo Euricom (“EU”), an Italian pasta manufacturer, to be the exclusive distributor of EU’s Italian pasta and rice products in the United States and Canada with an initial term through August 2006. These products are primarily sold in the private label retail and foodservice markets.

As of July 31, 2002, the Company has commitments to pay $5.0 million under long-term customer marketing agreements at various times through December 31, 2002.

The Company is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows

NOTE 12 - STOCK OPTION PLAN

On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services which have been or will be rendered as an inducement for continuing as employees of the Company. The Plan was ratified by the Cooperative members at the annual meeting in January 1998.

The Compensation Committee administers the Plan. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees.

Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is fifteen thousand (15,000), of which 14,314 have been issued as of July 31, 2002.

Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action).

Options granted under this Plan must be exercised within ten years from the date such options are granted. Options are exercisable only by the employee during the employee’s lifetime. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. The employee must sell or dispose of the Series C Preferred Stock, or if converted, the related Common Stock or Series D Delivery Preferred Stock, within 15 months from the date of employment termination.

If the preferred stock is changed into another kind of capital stock or debt as a result of any capital reorganization, reclassification or any merger or consolidation with another entity in which the Company is not the surviving entity, the option entitles the employee to acquire, upon exercise, the kind and number of shares of stock or other securities or property to which the employee would have been entitled if he had held the preferred stock issuable upon the exercise of this option immediately prior to such capital reorganization, reclassification, merger or consolidation.

The following table sets out information on options outstanding and exercisable:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 1999	3,045	$100 - $150	$108.84	958
Exercised	(7,412)	$150 - $180	$176.12
Granted	8,142	$180	$180.00
Canceled/Expired	(3,775)	$100 - $180	$157.95

Outstanding at July 31, 2000	—
Exercised	—
Granted	—
Canceled/Expired	—

Outstanding at July 31, 2001	—
Exercised	—
Granted	2,045	$100	$100.00
Canceled/Expired	—

Outstanding at July 31, 2002	2,045	$100	$100.00	2,045

The options unexercised at July 31, 2002 are scheduled to expire on December 1, 2011. The Company applies APB No. 25 in accounting for employee stock options. Accordingly, no compensation expense was recorded during the years ended July 31, 2002, 2001 and 2000 related to the issuance or exercise of stock options. The fair value of the stock options granted during 2002 and 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (excluding a volatility assumption): 2002 - risk free interest rate of 3.6%, expected dividend yield of zero and an expected life of 3 years; 2000 - risk free interest rate of 6.0%, expected dividend yield of zero and an expected life of 3 years. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” would not have had a material impact on net income and earnings per share for the periods presented.

NOTE 13 - RELATED PARTY TRANSACTIONS

Prior to the conversion to a corporation, each of the Cooperative’s directors and those officers who held membership in the Cooperative were also agricultural producers and members of the Cooperative.  By virtue of their membership status and ownership of cooperative Equity Stock, each such director and officer was obligated to deliver durum wheat to the Cooperative. However, the amount and terms of the payments received by those directors and officers (or the entities they represent) were made on exactly the same basis as those received by other members of the Cooperative for the delivery of their durum wheat.

The Company has advanced funds to certain officers under promissory agreements to cover personal (unaudited) alternative minimum taxes and other costs generated as a result of these officers exercising stock options. Interest on the advances is charged at the applicable federal rate as published by the Internal Revenue Service. Amounts due from officers as of July 31, 2002 and 2001 totaled $190,000 and $163,000, respectively.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended July 31, 2002:

Net revenues	$37,546	$37,020	$37,668	$40,231
Gross profit	5,904	4,997	5,654	5,408
Operating income	3,475	2,616	3,180	3,310
Net income (loss)	2,558	1,733	2,204	(4,661)
Basic net earnings (loss) per common/equity share	0.23	0.15	0.20	(0.40)

Year ended July 31, 2001:

Net revenues	$33,283	$31,632	$34,100	$36,906
Gross profit	2,336	1,622	1,978	5,174
Operating income (loss)	(267)	(847)	(280)	2,873
Net income (loss)	(1,102)	(1,783)	(1,012)	2,113
Basic net earnings (loss) per common/equity share	(0.10)	(0.16)	(0.09)	0.19

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. A non-cash, nonrecurring charge of $6.1 million to record deferred taxes upon conversion from a cooperative to a corporation was recorded in the fourth quarter of fiscal year 2002.

ITEM 9.                        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The Board of Directors consists of nine directors, each of whom was previously a director of the Cooperative. The Board of Directors is divided into three classes: Class I, Class II and Class III. There is an equal number of directors in each of Class I, Class II and Class III, except that, if the Board of Directors consists of a number of directors such that mathematically there cannot be a equal number of directors in each of Class I, Class II and Class III, then the one remaining director shall be made a member of Class I and, if there is more than one remaining director, the first remaining director shall be made a member of Class I and the second remaining director shall be made a member of Class II.  Each director in each of Class I, Class II and Class III will hold office until the third regular meeting of shareholders following the regular meeting of the shareholders at which such director or such director’s predecessor was elected, until his successor shall have been elected and shall qualify, or until he resigns or is removed.  Each initial director who is a member of Class I shall hold office until the Company’s regular meeting of shareholders in 2003, each initial director who is a member of Class II shall hold office until the Company’s regular meeting of shareholders in 2004 and each initial director who is a member of Class III shall hold office until the Company’s regular meeting in 2005.

The table below sets forth certain information concerning the directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name	Age	Term Expires

John S. Dalrymple, III	54	2003

Allyn K. Hart	63	2005

Roger A. Kenner	53	2004

James F. Link	75	2003

Eugene J. Nicholas	57	2004

John D. Rice, Jr.	48	2003

Jeffrey O. Topp	43	2004

Curtis R. Trulson	50	2005

Michael E. Warner	52	2005

John S. Dalrymple III.  Mr. Dalrymple has been Chairman of the Board of Directors since 1991. He became Lieutenant Governor of North Dakota in 2000. Mr. Dalrymple had been a state representative since 1984 and served as Chairman of the House Appropriations Committee and of the Budget Section of the North Dakota House of Representatives. He previously served on the board of directors of Spring Wheat Bakers and the U.S. Durum Growers Association. He has been a farmer in the Casselton area since 1971.  He serves on the board of directors of the U.S. Chamber of Commerce.

Allyn K. Hart.  Mr. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier County area since 1961.

Roger A. Kenner.  Mr. Kenner has been a director of the Company since 1991. Mr. Kenner is chairman of Golden Plains Frozen Foods LLC and is a director of Blue Cross Blue Shield of North Dakota. He has been a farmer and certified seed producer in the Leeds area since 1964.

James F. Link.  Mr. Link has been a director of the Company since 1991. Mr. Link has served on the boards of directors of Farm Credit and Minn-Dak Farmers cooperative, including 15 years as its chairman.  Mr. Link served on the Pro-Gold high-fructose corn plant development committee. He has been a farmer in the Wahpeton area since 1947.

Eugene J. Nicholas.  Mr. Nicholas has been a director of the Company since 1991.  Mr. Nicholas has been a state representative since 1974, and serves as chairman of the North Dakota House of Representatives Agriculture Committee. Mr. Nicholas also serves on the board of directors of Country Bank USA, Cando, North Dakota, and the board of governors of Golden Plains Frozen Foods LLC. Mr. Nicholas previously served on the board of directors of the U.S. Durum Growers Association.

John D. Rice, Jr.  Mr. Rice is the vice-chairman of the Board of Directors and has been a director of the Company since 1991.  He also served on the boards of directors of National Pasta Association and U.S. Durum Growers Association. He has been a farmer in the Maddock, North Dakota area since 1968.

Jeffrey O. Topp.  Mr. Topp has been a director of the Company since 1991. He serves on the board of directors of Farmers Elevator, Inc. in Grace City, North Dakota. He is a partner in T-T Ranch and has been a farmer in the Grace City area since 1978.

Curtis R. Trulson.  Mr. Trulson has been a director of the Company since 1991. He previously served on the boards of directors of the National Association of Wheat Growers and the North Dakota Grain Growers Association including service as its President.  He has been a farmer in Mountrail County, North Dakota, since 1975.

Michael E. Warner.  Mr. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer in the Hillsboro, North Dakota area since 1967. Mr. Warner is chairman of the board of directors of Spring Wheat Bakers. He serves on the board of directors of Warner Equipment Co., and as a trustee of Meritcare Health Systems of Fargo, North Dakota. Mr. Warner served on the board of directors of American Crystal Sugar Company from 1989 through 1996.

Committees of the Board of Directors

The compensation committee makes recommendations to the Board of Directors of the Company regarding stock and compensation plans, approves transactions of certain officers and grants stock options.  Messrs. Dalrymple, Trulson and Warner are members of the compensation committee.

Messrs. Dalrymple, Trulson and Warner are members of the audit committee.  The audit committee makes recommendations to the Board of Directors of the Company regarding the selection of independent auditors, reviews the scope of audit and other services by the independent auditors, reviews the accounting principles and auditing practices and procedures to be used for the Company’s financial statements and reviews the results of those audits.

The nomination committee is responsible for recommending nominees to the Board of Directors of the Company. Under the Company’s current bylaws, the nomination committee consists of the Company’s Chairman, Vice Chairman, and Chief Executive Officer.

Compensation of Directors

The Company provides its directors with minimal compensation, consisting of (i) a per diem payment of $200 (except for the Chairman who will receive $250 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $450, and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	47	President and Chief Executive Officer
Thomas P. Friezen	43	Chief Financial Officer
Eldon Buschbom	54	Vice President, Operations (Minnesota)
Susan M. Clemens	41	Vice President, Human Resources and Administration
James D. Cochran	34	Vice President, Supply Chain
Jack B. Hasper	61	Vice President, Sales and Marketing
Radwan Ibrahim	58	Vice President, Quality Assurance
Edward O. Irion	31	Vice President, Finance and Chief Accounting Officer
David E. Tressler	48	Vice President, Operations (North Dakota)

Timothy J. Dodd.  Mr. Dodd is the President and Chief Executive Officer of the Company. Prior to joining the Company in December 1991, he had been the vice president of manufacturing for American Italian Pasta Company since 1988. Previously, Mr. Dodd participated in the construction and management of two other grain processing facilities, one in Texas and one in Cando, North Dakota. Mr. Dodd serves on the board of directors of Country Bank USA, Cando, North Dakota.

Thomas P. Friezen.  Mr. Friezen is the Chief Financial Officer of the Company. Mr. Friezen joined the Company in April 1995 as Vice President, Finance and became Chief Financial Officer in August 2000. From 1991 to 1995 he was the Accounting Supervisor at Arizona Electric Power cooperative, an electricity generation and transmission company. Prior to that Mr. Friezen was the Accounting Manager at Williston Basin Interstate Pipeline, a natural gas transmission company. Mr. Friezen is a member of the board of directors of CDT, Inc., a water technology company. Mr. Friezen is a certified public accountant.

Eldon F. Buschbom.  Mr. Buschbom has been Vice President, Operations (Minnesota) since May 30, 2000. He joined Borden/Creamette in February 1996 as Engineering Manager. Mr. Buschbom served as Vice President of Engineering and Manufacturing Technology for Primo Piatto, Inc. from August 1997 to February 1998.  Prior to joining the Company, Mr. Buschbom was Plant Manager for Steel Prep, Inc., and during the previous 14 years, held various engineering and manufacturing operations management positions with divisions of Pillsbury including American Beauty Pasta, Green Giant Frozen Vegetables, Totino’s Pizza and the International Foods Division.

Susan M. Clemens.  Ms. Clemens has been Vice President, Human Resources and Administration since February 20, 1998. From August 1997 to February 1998, she was Vice President of Human Resources and Administration at Primo Piatto, Inc. Ms. Clemens was Senior Human Resources Manager at Borden Foods from January 1993 to August 1997.

James D. Cochran.  Mr. Cochran has been Vice President, Supply Chain since February 20, 1998. From 1997 to 1998, he was Vice President of New Business Development at Primo Piatto, Inc. Mr. Cochran held various positions with Borden Foods from 1990 to 1997, most recently as Materials Manager.

Jack B. Hasper.  Mr. Hasper has been Vice President, Sales and Marketing since January 2002. He served as Vice President of Retail Private Label Sales of the Company from May 1997 until January 2002. Mr. Hasper has 39 years of experience in the food business and held various marketing and sales positions with Borden Foods, Super Valu, Pillsbury and General Mills prior to joining the Company.

Radwan Ibrahim.  Mr. Ibrahim has been Vice President, Quality Control since February 20, 1998. From August 1997 to February 1998, he served as Chief Technical Officer and Vice President of Primo Piatto, Inc. Mr. Ibrahim was Group Quality Control Manager at Borden Foods from 1992 to 1997. Mr. Ibrahim holds a Ph.D. degree in cereal chemistry from North Dakota State University.

Edward O. Irion.  Mr. Irion is Vice President, Finance and Chief Accounting Officer of the Company.  Mr. Irion joined the Company in December 1999 as Assistant Vice President, Planning and Control and became Vice President, Finance and Chief Accounting Officer in August 2000. Prior to joining the Company, he spent six years with the regional accounting firm of Eide Bailly LLP in Fargo, North Dakota. Mr. Irion’s most recent position with Eide Bailly LLP prior to joining the Company was Senior Associate. Mr. Irion is a certified public accountant.

David E. Tressler.  Mr. Tressler is the Vice President, Operations (North Dakota) of the Company. Mr. Tressler joined the Company in February 1992 as a Project Engineer. Prior to joining the Company, Mr. Tressler was a director of engineering at American Italian Pasta Company, where he was responsible for monitoring the completion of the initial pasta plant. From 1977 to 1988 he was plant engineer at International Multi-Foods, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and each of the four next highest paid officers for the fiscal year ended July 31, 2002 and the two prior fiscal years.

Summary Compensation Table

					Long-Term Compensation Awards
		Annual Compensation			Securities Underlying Options
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)

Timothy J. Dodd	2002	$192,920	$63,534	$5,936	1,291
President and Chief Executive	2001	185,652	—	6,234	—
Officer	2000	175,000	102,785	3,884	4,950

Thomas P. Friezen	2002	172,310	16,263	5,658	754
Chief Financial Officer	2001	137,955	—	4,813	—
	2000	136,250	22,510	4,194	580

David E. Tressler	2002	110,295	11,196	4,003	—
Vice President,	2001	106,152	—	1,378	—
Operations (North Dakota)	2000	100,000	50,000	4,423	—

James D. Cochran	2002	110,323	6,790	3,822	—
Vice President, Supply Chain	2001	106,217	—	3,881	—
	2000	100,000	15,000	6,023	—

Eldon F. Buschbom(2)	2002	110,323	6,790	3,340	—
Vice President,	2001	105,506	—	3,693	—
Operations (Minnesota)	2000	58,119	10,000	2,397	—

(1) Includes the Company’s 401(k) matching contribution, excess life insurance and with respect to Mr. Dodd, Mr. Friezen, Mr. Tressler and Mr. Cochran the taxable portion of reimbursable business expenses.

(2) Mr. Buschbom left the Company in March 2000 and returned in May 2000 as Vice President of Operations (Minnesota).

Option Grants in Fiscal Year 2002

The following table sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended July 31, 2002.

Name	Preferred Shares Underlying Options Granted	Percent of Total Options Granted	Exercise Price ($/SH)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%

Timothy J. Dodd	1,291	63%	$100	12/01/2011	$81,190	$205,752
Thomas P. Friezen	754	37%	100	12/01/2011	47,419	120,168

(1) The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in SEC regulations, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the stock. The values shown do not consider nontransferability or termination of the unexercisable options upon termination of such employee’s service relationship with the Company.

Options Exercised in Fiscal Year 2002 and Unexercised Options at July 31, 2002

The following table summarizes stock option exercises and total number of options held at the end of fiscal year 2002 by the named executive officers.

Name	Convertible Preferred Stock Acquired on Exercise	Value Realized
			Number of Securities Underlying Unexercised Options at July 31, 2002		Value of Unexercised In-the-Money Options at July 31, 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	1,291	—	$—	$—
Thomas P. Friezen	—	—	754	—	—	—

(1) There is no public trading market for the Company’s securities; therefore, the Company is unable to estimate the value of unexercised options as of July 31, 2002.

Employment Agreements

The Company entered into an employment agreement, dated March 25, 2002, with its Vice President of Sales and Marketing, Jack B. Hasper. The agreement provides for Mr. Hasper’s employment for a period of thirty-six months commencing on March 25, 2002. The Company will pay him an annual salary of $130,000 under the employment agreement.  His salary will be reviewed annually and, based upon his performance, may be increased each year by the Board of Directors. In addition, Mr. Hasper will be entitled to receive bonuses and other fringe benefits consistent with the Company’s bonus and benefit plans that are in effect during the term of his employment agreement.

Mr. Hasper will be entitled to the following compensation and benefits if his employment is terminated under the circumstances noted prior to the expiration of the thirty-six month employment period:

•                  If the Company terminates Mr. Hasper with cause, then he will be entitled to receive any earned but unpaid bonuses, any accrued but unused vacation pay and any then-existing but unreimbursed business expenses.

•                  If the Company terminates Mr. Hasper’s employment without cause or Mr. Hasper resigns from his employment for good cause, Mr. Hasper will be entitled to receive his salary then in effect for a period of six months (or twelve months, in the case of his termination without cause or his resignation for good cause following a change of control of the Company) following such termination or such resignation, in addition to any earned but unpaid bonuses, any accrued but unused vacation pay and any then-existing but unreimbursed business expenses. However, Mr. Hasper will only receive the compensation and benefits described in the immediately-preceding sentence if, upon his termination or resignation, he releases any and all claims that he might have against the Company.

•                  If Mr. Hasper resigns from his employment for any reason other than for good cause, he will be entitled to receive his salary earned through the date of such resignation, any earned but unpaid bonuses, any accrued but unused vacation pay and any then-existing but unreimbursed business expenses. Again, he will only receive the compensation and benefits described in the immediately-preceding sentence if, upon his resignation, he releases any and all claims he might have against the Company.

•                  In the event that Mr. Hasper’s employment is terminated due to his death or disability, he or his estate will receive his salary then in effect accrued up to and including the date of termination, any earned but unpaid bonuses, any accrued but unused vacation pay and any then-existing but unreimbursed business expenses.

The Company may terminate Mr. Hasper for “cause” if he: (i) commits an act of fraud, embezzlement or misappropriation involving the Company; (ii) is convicted of any felony; (iii) commits an act, or fails to commit an act, involving the Company that amounts to willful misconduct or gross negligence; (iv) intentionally engages in any activity that is adverse to the interests of the Company; (v) commits an act of dishonesty in connection with his employment; (vi) breaches his fiduciary duty to the Company; (vii) commits an act of self-dealing; (viii) materially breaches his employment agreement; or (ix) commits an act that brings the Company into substantial public disgrace or disrespect.

Mr. Hasper’s employment agreement prohibits the disclosure to third parties of information, observations and data obtained while he is employed by the Company concerning the business and affairs of the Company and its affiliates. It also contains provisions that prohibit Mr. Hasper, at any time after the termination of his employment, from using confidential information to compete with the Company or disclosing confidential information to third parties that do or will compete with the Company. In addition, at any time after the termination of his employment, Mr. Hasper may not solicit or recruit employees or customers of the Company.

Employee Benefit Plans

On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The purpose of the Plan is to provide benefits to participants in the form of additional compensation for services that have been or will be rendered as an inducement for continuing as employees of the Company. The Plan was ratified by the Cooperative members at the annual meeting in January 1998.

The Compensation Committee administers the Plan. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. At the time of each grant of options, the Compensation Committee or the Board of Directors determines, in its business judgment, the fair market value of the shares to be covered by the options and establishes the exercise price of each option at that fair market value. In determining fair market value, the Board of Directors has considered such factors as any recent sales of shares by the Company and the absence of a liquid and established market for resale of such shares.

Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is fifteen thousand (15,000), of which 14,314 have been issued as of July 31, 2002. Each share of Series C Preferred Stock carries a non-cumulative dividend of 6% per annum. Under the terms of the Plan, the option price may not be less than the fair market value of the Series C Preferred Stock at the time the option is granted. The unexercised options granted to date are scheduled to expire on December 1, 2011, ten years after the date of grant. All such options were immediately vested when granted.

Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action).

The Company and its subsidiary, Primo Piatto, Inc., have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and completed six months of service as defined in the plan document. The Company matches 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $319,000, $342,000 and $291,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions for the years ended July 31, 2002, 2001 and 2000 totaled $72,000, $99,000 and $74,000, respectively.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2002, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has not adopted formal policies related to designing total executive compensation. In setting executive base salaries, the Compensation Committee considers salaries for executives in other food processing companies comparable in size to the Company. Annual incentives, including cash bonuses and stock option awards, are not based on a specific formula, although the Compensation Committee has considered Company performance and shareholder patronage payments in determining annual incentive awards in the past.

The Compensation Committee is currently in the process of formalizing executive compensation policies for fiscal year 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information as to the beneficial ownership of the Company’s Common Stock, Series C Preferred Stock and Series D Delivery Preferred Stock by (a) each person known by us to beneficially own more than 5% of the issued and outstanding shares of the Company’s voting securities, (b) each of the Company’s executive officers, (c) each of the Company’s directors and (d) all of the Company’s directors and executive officers as a group.

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421.  Each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2002 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Beneficially Owned Securities
	Number of Shares of Common Stock	Percent of Total Common Stock	Number of Shares of Series C Preferred	Percent of Total Series C Preferred	Number of Shares of Series D Preferred	Percent of Total Series D Preferred

John S. Dalrymple, III(1)	370,368	2.9%	—	—	333,000	2.9%

Allyn K. Hart	16,723	0.1	—	—	15,000	0.1

Roger A. Kenner(2)	155,596	1.2	—	—	140,000	1.2

James F. Link(3)	59,656	0.5	—	—	54,550	0.5

Eugene J. Nicholas(4)	65,525	0.5	—	—	58,951	0.5

John D. Rice(5)	22,583	0.2	—	—	20,200	0.2

Jeffrey O. Topp(6)	218,056	1.7	—	—	196,420	1.7

Curtis R. Trulson(7)	68,624	0.5	—	—	61,750	0.5

Michael E. Warner	63,441	0.5	—	—	57,038	0.5

Timothy J. Dodd(8)	236,470	1.9	1,291	63.1%	221,784	2.0

Thomas P. Friezen(8)	126,959	1.0	754	36.9	121,752	1.1

All directors and officers as a Group(11 persons)(9)	1,404,001	11.1	2,045	100.0	1,280,445	11.3

(1)                                  Includes shares held in the names of Mr. Dalrymple’s spouse, daughter and the John S. Dalrymple III Trust.

(2)                                  Includes shares held in the name of Mr. Kenner’s spouse.

(3)                                  Includes shares held in the names of Link Farms LLP LSB Pasta and Link Farms LLP.

(4)                                  Includes shares held in the name of Mr. Nicholas’ spouse.

(5)                                  Includes shares held in the name of John Rice Farm.

(6)                                  Includes shares held in the names of T-T Ranch and Mr. Topp’s spouse and children.

(7)                                  Includes shares held in the name of Trulson Brothers.

(8)                                  Messrs. Dodd and Friezen have been granted options to purchase 1,291 and 754 shares, respectively, of Series C Preferred Stock in the Company. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Messrs. Dodd and Friezen include 30,984 and 18,096 shares, respectively, of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Messrs. Dodd and Friezen includes 30,984 and 18,096 shares, respectively, of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion.

(9)                                  The number of shares of Common Stock and Series D Delivery Preferred Stock and the percentage of the total number of shares of Common Stock and Series D Delivery Preferred Stock beneficially owned by all directors and executive officers as a group are shown on a fully-diluted basis, based upon 12,603,826 shares of Common Stock and 11,324,377 shares of Series D Delivery Preferred Stock issued and outstanding on a fully-diluted basis.

Equity Compensation Plan Information

The Company has one equity compensation plan, which is the Dakota Growers Incentive Stock Option Plan. See “Item 11. Executive Compensation” for a discussion of the material features of the Plan. The following table provides information regarding the Company’s equity compensation plan as of July 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	2,045	$100.00	686

Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances to Executive Officers

Upon review and approval by the Compensation Committee of the Board of Directors, the Company has advanced funds to certain officers to cover personal alternative minimum taxes and other costs generated as a result of these officers exercising stock options. The Company has not established a pre-determined amount of funds available for advances to officers, and interest on such advances is charged at the applicable federal rate as published by the Internal Revenue Service. The current outstanding balance of funds advanced to officers and the highest amounts of outstanding advances for indebtedness exceeding $60,000 at any time since the beginning of fiscal year 2002 are set forth below.

	Current Outstanding Balance	Highest Amounts Outstanding

Timothy J. Dodd	$123,658	$153,658
Thomas P. Friezen	66,495	79,995

The Company has also pledged certificates of deposit as security for loans, totaling approximately $1,974,000, made by a financial institution to officers of the Company. These loans are scheduled to mature December 1, 2002.

The Compensation Committee of the Board of Directors is reviewing the above arrangements in response to the Sarbanes-Oxley Act of 2002.

Warehouse Arrangements

Pursuant to a warehouse agreement, effective April 1, 1999, with Sky Logistics & Distribution, Inc. (“Sky”), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $110,000 per month. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004.

No current director or officer of the Company is affiliated with Sky, which was formed on March 3, 1999. Investors not affiliated with the Company, together with Maury Hanson, who is the former Vice President of Logistics of the Cooperative, own Sky. Mr. Hanson, who terminated his employment with the Cooperative on April 1, 1999, is a shareholder of the Company, owning less than 0.05% of the Company’s outstanding Common Stock and Series D Delivery Preferred Stock. Mr. Hanson did not negotiate the Sky warehouse agreement on behalf of the Cooperative, although he did provide input (notably with respect to pricing) to those persons at the Cooperative who were responsible for negotiating the warehouse agreement.

Prior to entering into the warehouse agreement with Sky, the Cooperative had operated a portion of its warehousing in a leased facility. The lease on the facility expires on October 31, 2004. In addition to storing inventory at the Cooperative’s owned warehouse, it paid a per-pallet charge to maintain inventory in numerous off-site warehouses. In March 1999, the Cooperative decided to outsource all of its logistics operations, exit the cooperative-operated warehouse and terminate all employees who had worked in those areas. Sky assumed the warehouse lease, with the Company retaining the ultimate obligation for the minimum monthly lease payments for the lease term through minimum monthly storage and handling volumes. In addition to providing services for the Company on an arm’s-length basis, Sky provides storage and distribution services to other customers.

Purchase of Certain Assets

The Company’s Vice President of Sales and Marketing is Mr. Jack B. Hasper. Prior to his employment with the Company, Mr. Hasper was part-owner of a sales and marketing firm from which the Company purchased certain assets. In conjunction with the purchase of such assets, Mr. Hasper entered into a Covenant not to Compete with the Company for a period extending through March 31, 2007. The Company paid Mr. Hasper $100,000 in consideration for entering into the aforementioned Covenant not to Compete.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Timothy Dodd, and Chief Financial Officer, Thomas Friezen, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal year covered by this report or from the end of the period to the date of this Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following are filed as part of this report:

1.  Financial Statements

Independent Auditor’s Report

Consolidated Balance Sheets as of July 31, 2002 and 2001

Consolidated Statements of Operations for the years ended July 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.  Reports on Form 8-K

The Company filed a Form 8-K on July 1, 2002 announcing the conversion of Dakota Growers Pasta Company, a North Dakota cooperative, from a cooperative to a corporation was completed effective July 1, 2002, with Dakota Growers Pasta Company, Inc., a North Dakota corporation, being the ultimate surviving entity in the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

4.  Exhibits

2.1                        Second Amended and Restated Plan of Merger between Dakota Growers Pasta Company and Dakota Growers Pasta Restructuring Cooperative. (Incorporated by reference to Exhibit 2.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

2.2                        Second Amended and Restated Merger Agreement between Dakota Growers Pasta Restructuring Cooperative and Dakota Growers Corporation. (Incorporated by reference to Exhibit 2.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

2.3                        Second Amended and Restated Merger Agreement between Dakota Growers Corporation and the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 2.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

2.4                        Second Amended and Restated Transaction Agreement between Dakota Growers Pasta Company, Dakota Growers Pasta Restructuring Cooperative, Dakota Growers Corporation and the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 2.4 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

3.1                        Second Amended and Restated Articles of Incorporation of the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 3.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

3.2                        Second Amended and Restated Bylaws of the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 3.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

3.3                        Certificate of Designation of Series E Junior Participating Preferred Stock of the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 3.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

4.1                        Note Purchase Agreement dated July 15, 1998. (Incorporated by reference to Exhibit 4.1 from Dakota Growers Pasta Company’s Amendment No. 1 to Form S-1 Registration Statement on Form S-1/A, File No. 333-65071, declared effective October 21, 1998.)

4.2                        Waiver and First Amendment to Note Purchase Agreements dated November 28, 2000. (Incorporated by reference to Exhibit 4.1 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended October 31, 2000.)

4.3                        Waiver and Second Amendment to Note Purchase Agreement and Notes dated June 1, 2001. (Incorporated by reference to Exhibit 4.3 from Dakota Growers Pasta Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001, File No. 33-99834.)

10.1                  Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company dated May 1, 1997. (Incorporated by reference to Exhibit 10.10 from Dakota Growers Pasta Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.2                  Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1998.)

10.3                  Distribution and Marketing Alliance Agreement between Dakota Growers Pasta Company and Gruppo Euricom dated August 15, 2000. (Incorporated by reference to Exhibit 10.3 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.4                  Five-Year Contract Extension between Dakota Growers Pasta Company and U.S. Foodservice dated December 28, 2000. (Incorporated by reference to Exhibit 10.4 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.5                  Master Loan Agreement and Supplements dated June 20, 2001 between Dakota Growers Pasta Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.7 from Dakota Growers Pasta Company’s Annual Report on Form 10-K, File No. 33-99834, for the fiscal year ended July 31, 2001.)

10.6                  Amendment to Loan Agreement dated January 24, 2002 between Dakota Growers Pasta Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2002.)

10.7                  Statused Revolving Credit Supplement dated February 15, 2002 between Dakota Growers Pasta Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.1 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2002.)

10.8                  First Amendment: Five-Year Contract Extension between Dakota Growers Pasta Company and U.S. Foodservice dated December 20, 2001. (Incorporated by reference to Exhibit 10.3 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2002.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.9                  Co-packing Agreement dated April 30, 2002 between Dakota Growers Pasta Company and New World Pasta Company. (Incorporated by reference to Exhibit 10.2 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 2002.) Confidential treatment has been granted with respect to portions of this Exhibit.

10.10            Master Lease Agreement dated March 6, 2002 and related Schedule A dated March 29, 2002 between Dakota Growers Pasta Company and Farm Credit Leasing Services Corporation. (Incorporated by reference to Exhibit 10.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

10.11            Amended and Restated Share Rights Agreement, dated as of April 19, 2002, by and among the Company, formerly Dakota Growers Restructuring Company, Inc., and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

10.12            Executive Employment Agreement, dated March 25, 2002, between Dakota Growers Pasta Company and Jack Hasper. (Incorporated by reference to Exhibit 10.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002.)

21                           Subsidiary of the registrant

Name of Subsidiary	Jurisdiction of Incorporation

Primo Piatto, Inc.	Minnesota

23.1                  Consent of Independent Auditor; Eide Bailly LLP

99.1                  Certification of Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Thomas P. Friezen.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd

Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND PRINCIPAL EXECUTIVE OFFICER

Dated: October 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 28, 2002

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	October 28, 2002

Vice President - Finance and
/s/ Edward O. Irion	Chief Accounting Officer
Edward O. Irion	(Principal Accounting Officer)	October 28, 2002

/s/ John S. Dalrymple III
John S. Dalrymple III	Director	October 28, 2002

/s/ John D. Rice, Jr.
John D. Rice, Jr.	Director	October 28, 2002

/s/ Curt R. Trulson
Curt R. Trulson	Director	October 28, 2002

/s/ Allyn K. Hart
Allyn K. Hart	Director	October 28, 2002

/s/ Roger A. Kenner
Roger A. Kenner	Director	October 28, 2002

/s/ James F. Link
James F. Link	Director	October 28, 2002

/s/ Eugene J. Nicholas
Eugene J. Nicholas	Director	October 28, 2002

/s/ Jeffrey O. Topp
Jeffrey O. Topp	Director	October 28, 2002

/s/ Michael E. Warner
Michael E. Warner	Director	October 28, 2002

OFFICER CERTIFICATION

I, Timothy J. Dodd, certify that:

1. I have reviewed this annual report on Form 10-K of Dakota Growers Pasta Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Timothy J. Dodd
Timothy J. Dodd
President and Chief Executive Officer

OFFICER CERTIFICATION

I, Thomas P. Friezen, certify that:

1. I have reviewed this annual report on Form 10-K of Dakota Growers Pasta Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Thomas P. Friezen
Thomas P. Friezen
Chief Financial Officer