Form 10-Q
period 2002-10-31
DAKOTA GROWERS PASTA CO INC
filed 2002-12-13
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2002

or

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

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

As of December 11, 2002, the Registrant had 12,554,747 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) October 31, 2002	July 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$2,866

Short-term investments (restricted)	1,974	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $854 and $792, respectively	15,396	16,504

Other receivables	327	360

Inventories	21,450	19,636

Prepaid expenses	3,230	2,258

Deferred income taxes	466	466

Total current assets	42,848	44,064

PROPERTY AND EQUIPMENT
In service	107,119	106,885
Construction in process	627	371
	107,746	107,256
Less accumulated depreciation	(37,299)	(35,762)

Net property and equipment	70,447	71,494

INVESTMENT IN COOPERATIVE BANKS	2,350	2,350

INTANGIBLE ASSETS	649	686

OTHER ASSETS	9,278	6,947

	$125,572	$125,541

(continued on next page)

	(Unaudited) October 31, 2002	July 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$4,000	$-
Current portion of long-term debt	9,989	9,320
Accounts payable	3,839	6,471
Excess outstanding checks over cash on deposit	2,157	-
Accrued liabilities	5,688	5,260

Total current liabilities	25,673	21,051

COMMITMENTS AND CONTINGENCIES	-	-
LONG-TERM DEBT, net of current portion	32,193	38,274
DEFERRED INCOME TAXES	10,093	9,833
OTHER LIABILITIES	226	239

Total liabilities	68,185	69,397

REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 433 and 467 shares issued and outstanding as of October 31, 2002 and July 31, 2002, respectively	44	47
Series B, 2% non-cumulative, $100 par value, 525 shares authorized, 75 shares issued and outstanding	7	7

Total redeemable preferred stock	51	54

STOCKHOLDERS' EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 issued and outstanding	126	126
Additional paid-in capital	60,188	60,188
Accumulated deficit	(3,091)	(4,337)

Total stockholders' equity	57,336	56,090

Total liabilities and stockholders' equity	$125,572	$125,541

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended October 31,
	2002	2001
Net revenues (net of discounts and allowances of $4,860 and $4,168, respectively)	$37,331	$37,546

Cost of goods sold	32,124	31,642

Gross profit	5,207	5,904

Marketing, general and administrative expenses	2,316	2,429

Operating income	2,891	3,475

Other income (expense)
Interest and other income	41	112
Gain on sale of property, equipment and other assets	13	2
Interest expense, net	(901)	(1,111)

Income before income taxes	2,044	2,478

Income tax expense (benefit)	797	(80)

Net income	1,247	2,558
Dividends on preferred stock	1	8

Net earnings on common/equity stock	$1,246	$2,550

Net earnings per common/equity share
Basic	$0.10	$0.23

Diluted	$0.10	$0.23

Weighted average common/equity shares outstanding
Basic	12,555	11,275

Diluted	12,604	11,275

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Three Months Ended October 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$1,247	$2,558
Add (deduct) non-cash items
Depreciation and amortization	2,400	2,223
Gain on sale of property, equipment and other assets	(13)	(2)
Deferred income taxes	260	(80)
Payments for long-term marketing costs	(4,000)	(250)
Changes in assets and liabilities
Trade receivables	1,108	(440)
Other receivables	33	173
Inventories	(1,814)	1,050
Prepaid expenses	(2)	7
Other assets	2	—
Accounts payable	(2,632)	193
Excess outstanding checks over cash on deposit	2,157	(695)
Grower payables	—	376
Other accrued liabilities	428	(366)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(826)	4,747

INVESTING ACTIVITIES
Purchases of property and equipment	(490)	(162)
Proceeds on sale of property, equipment, and other assets	—	53
Payments for package design costs	(129)	(66)

NET CASH USED FOR INVESTING ACTIVITIES	(619)	(175)

FINANCING ACTIVITIES
Net change in short-term notes payable	4,000	(3,300)
Payments on long-term debt	(5,412)	(1,268)
Preferred stock retirements	(3)	(3)
Dividends paid on preferred stock	(1)	(1)

NET CASH USED FOR FINANCING ACTIVITIES	(1,416)	(4,572)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,861)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,866	3

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$3

(continued on next page)

	Three Months Ended October 31,
	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,533	$1,541

Income taxes	$168	$8

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Declaration of dividends on preferred stock	$—	$7

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2002 as filed in the Company’s Form 10-K.

NOTE 1 — ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that was organized on January 30, 2002 for the specific purpose of consummating the conversion of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), into a corporation. The conversion of the Cooperative from a cooperative to a corporation was completed effective July 1, 2002, with the Company being the ultimate surviving entity in the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

The Company operates milling facilities in Carrington, North Dakota, and pasta manufacturing facilities in Carrington, North Dakota and New Hope, Minnesota.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2002. The information contained in the balance sheet as of July 31, 2002 was derived from the Company’s audited annual report for fiscal 2002. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2002 include raw materials of $5,279,000 and finished goods of $16,171,000. Inventories at July 31, 2002 include raw materials of $5,293,000 and finished goods of $14,343,000.

NOTE 4 — INCOME TAXES

The income tax expense of $797,000 for the three months ended October 31, 2002 reflects the application of the estimated annual effective income tax rate of 39% for the U.S. and applicable states to the respective year-to-date net income before income taxes.

The conversion from a cooperative to a corporation effectuated via a series of mergers is treated under Code Section 368(a)(1)(F) as a reorganization. A corporation that survives a reorganization defined in Code Section 368(a)(1)(F) is treated for tax purposes as a continuation of its predecessor, accordingly, the Company will retain the fiscal year, accounting methods, tax elections and other tax attributes of the Cooperative.  However, because the Company does not operate on a cooperative basis after the conversion, the Company is taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. This is the primary reason for the significant difference between the income tax amounts recorded for the three months ended October 31, 2002 compared to the corresponding period of the prior year.

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

Upon conversion from a cooperative to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations.

NOTE 5 — EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common/equity stock by the weighted average number of common/equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common/equity shares were 49,000 for the three months ended October 31, 2002. No dilutive securities were outstanding during the three months ended October 31, 2001. Because the Company’s stock is only traded in a small secondary market through private transactions, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 6 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $11,165,000 related to forward purchase contracts as of October 31, 2002. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company paid $4.0 million under long-term customer marketing agreements during the first quarter of fiscal year 2003. As of October 31, 2002, the Company has commitments to pay $1.0 million under long-term customer marketing agreements by December 31, 2002.

NOTE 7 — 2003 STOCK OPTION PLAN

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “Plan”), which is to be submitted for approval by the shareholders at the Annual Meeting to be held January 11, 2003. No options have been granted under the Plan at this time. The Plan covers 500,000 shares of the Company’s common stock. The purpose of the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan is to provide a continuing, long-term incentive to selected eligible officers, directors and key employees, vendors or consultants of the Company and of any subsidiary company of the Company; to provide a means of rewarding outstanding performance; and to enable the Company to maintain a competitive position to attract and retain key personnel necessary for continued growth and profitability. This will be done by granting options of common stock of the Company. Options granted under the Plan may be incentive stock options (as defined under

Section 422 of the Code) or non-qualified stock options, as determined by the Administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code, as amended, and the regulations promulgated thereunder. The grant of options will be by a committee (the “Committee”) subject to the provisions of the plan. The Committee will report its actions to the Board of Directors of the Company.

NOTE 8 — SUBSEQUENT EVENT

The Company had pledged certificates of deposit as security for loans, totaling approximately $1,974,000, made by a financial institution to Timothy J. Dodd, President and Chief Executive Officer, and Thomas P. Friezen, Chief Financial Officer, to exercise stock options. These loans were scheduled to mature December 1, 2002.

In response to the Sarbanes-Oxley Act of 2002, the Board of Directors approved the repurchase of 190,800 and 103,656 shares of the Company’s Common Stock from Messrs. Dodd and Friezen, respectively. The repurchase was completed in November 2002. In conjunction with the repurchase of these shares at $6.25 per share, Messrs. Dodd and Friezen received proceeds of $1,192,500 and $647,850, respectively. Mr. Friezen received additional proceeds of $134,706, after taxes, in conjunction with the unwinding of previous stock option exercises and related officer loans. The proceeds received by Messrs. Dodd and Friezen were used to pay off the executive officers’ loans with the financial institution and the Company’s certificates of deposit are no longer restricted. Finally, Messrs. Dodd and Friezen were granted stock options to purchase 190,800 and 103,656 shares, respectively, of the Company’s Common Stock with an exercise price of $6.25 per share. Such options are first exercisable on December 2, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s 2002 Form 10-K under “Risk Factors”, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

Dakota Growers is the third largest producer of dry pasta products in North America. The pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of foodservice and ingredient sales. We participate in each of the retail, foodservice and ingredient markets. The Company has two production plants located in Carrington, North Dakota and New Hope, Minnesota.

The comparability of the results for the three months ended October 31, 2002 versus those for the corresponding period of the prior year was affected by the income tax status change associated with the conversion from a cooperative to a corporation.

Income before income taxes totaled $2.0 million for the three months ended October 31, 2002, compared to $2.5 million for the three months ended October 31, 2001. Net income totaled $1.2 million for the quarter ended October 31, 2002, down from net income of $2.6 million for the quarter ended October 31, 2001.

Contributing factors to the decrease in net earnings for the first quarter of fiscal 2003 compared to the first quarter fiscal 2002 include increased durum costs, increased costs associated with the restructuring of certain forward warehouse arrangements, and the effect of income taxes following the change in income tax status upon the conversion to a corporation. We intend to pass-through the higher cost of durum via increased sales prices, though there is uncertainty as to whether the Company will be able to fully recover higher durum costs on a timely basis. We anticipate the forward warehouse restructuring will allow us to realize further supply chain efficiencies and better serve our customers.

Results of Operations

Comparison of the Three Months Ended October 31, 2002 and 2001

Net Revenues. Net revenues totaled $37.3 million for the three months ended October 31, 2002, a decrease of $0.2 million, or 0.6%, compared to the $37.5 million for the three months ended October 31, 2001. The decrease primarily resulted from slight decreases in both pasta sales volumes and per unit selling prices.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $1.0 million, or 4.5%, primarily as a result of a 7.4% decrease in per unit selling prices offset partially by higher sales volumes. Foodservice revenues increased $0.9 million, or 11.0%, due to a 5.6% increase in per unit selling prices combined with volume growth driven by expansions and acquisitions by our customers. Ingredient revenues decreased $0.7 million, or 23.1%, mainly as a result of a 31.2% decrease in sales volumes. The ingredient sales volume decline resulted primarily from the loss of one customer in this market due to competitive pricing issues. The Company anticipates that highly competitive pricing will continue in the ingredient market.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales increased $0.6 million for the three months ended October 31, 2002, when compared to the same period of the prior year. The increase primarily resulted from higher sales volumes.

Cost of Goods Sold. Cost of product sold increased $0.5 million, or 1.5%, to $32.1 million for the three months ended October 31, 2002, compared to $31.6 million for the three months ended October 31, 2001. The increase resulted mainly from increased durum costs and increased costs associated with the restructuring of certain forward warehouse arrangements. Gross margin as a percentage of net revenues decreased from 15.7% to 13.9% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $2.3 million for the three months ended October 31, 2002, down 4.7% from the corresponding period of the prior year. MG&A expenses as a percentage of net revenues decreased from 6.5% to 6.2%.

Interest Expense. Interest expense for the three months ended October 31, 2002 totaled $0.9 million, down $0.2 million from the corresponding period of the prior year primarily due to lower average outstanding debt levels.

Income Taxes. Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. As the Company no longer operates on a cooperative basis after the conversion, it is taxed as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. Income tax expense for the three months ending October 31, 2002, was $0.8 million, reflecting an effective corporate income tax rate of approximately 39%. The income tax benefit of $80,000 for the quarter ended October 31, 2001 related to the reduction of certain deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income. Net income for the three months ending October 31, 2002 totaled $1.2 million compared to the $2.6 million for the three months ending October 31, 2001. Of the $1.4 million decrease in net income, approximately $0.9 million resulted from the effects of the change in income tax status upon the conversion from a cooperative to a corporation. The remaining $0.5 million decrease in net income primarily resulted from increased durum costs and increased costs associated with the restructuring of certain forward warehouse arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Working capital as of October 31, 2002 totaled $17.2 million compared to $23.0 million as of July 31, 2002.

The Company has a $19.0 million revolving credit facility with CoBank, ACB (“the Bank”). The balance outstanding on the line of credit was $4.0 million as of October 31, 2002. Cash, receivables and inventories secure borrowings against the line of credit.

The Company’s long-term financing is provided through various secured term loans and secured notes with the Bank and institutional investors. Variable interest rates on term and seasonal loans are based on the Bank’s cost of funds.

The various debt agreements with the Bank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2002 and the date of this filing.

Net cash used for operating activities totaled $0.8 million for the three months ended October 31, 2002 compared to net cash from operating activities of $4.7 million for the three months ended October 31, 2001. The decrease was primarily due to an increase in payments made under long-term marketing agreements and a decrease in net income.

Net cash used for investing activities totaled $0.6 and $0.2 million for the three months ended October 31, 2002 and 2001, respectively, and related primarily to the purchase and installation of milling and pasta equipment.

Net cash used for financing activities totaled $1.4 million and $4.6 million for the three months ended October 31, 2002 and 2001, respectively. Substantially all of these amounts related to debt payments offset by net borrowings under our revolving credit facility for the three months ended October 31, 2002.

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2002, the Company had outstanding commitments for grain purchases totaling $11.2 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable. We anticipate capital expenditures in fiscal year 2003 to total approximately $4 million, primarily for pasta line upgrades and cost reduction projects. The Company paid $4.0 million under long-term customer marketing agreements during the first quarter of fiscal year 2003. As of October 31, 2002, the Company had commitments to pay $1.0 million under long-term customer marketing agreements by December 31, 2002. As of October 31, 2002, commitments for operating lease payments totaled $4.5 million, of which $1.2 million was due within one year.

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

In September 2002, the U.S. Durum Growers Association and the North Dakota Wheat Commission filed petitions for the imposition of countervailing and antidumping duties on durum and hard red spring wheat marketed by the Canadian Wheat Board. In response to the petitions, the U.S. International Trade Commission  (“ITC”) commenced countervailing duty and antidumping investigations. On November 19, 2002, the ITC determined that there is a reasonable indication that U.S. industries are materially injured by reason of imports of durum wheat and of hard red spring wheat from Canada that are allegedly subsidized and sold in the United States at less than fair value. As a result of the Commission’s affirmative determinations, the U.S. Department of Commerce will continue to conduct its countervailing duty and antidumping investigations of imports of these products from Canada, with its preliminary countervailing duty determination due on or about December 27, 2002, and its preliminary antidumping determination due on or about March 12, 2003. At this time, we cannot predict either the final results of the proceedings or their impact on the Company or the domestic pasta industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, commodity prices, exchange rates, equity prices, and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

The Company does not believe it is subject to any material market risk exposure with respect to interest rates, commodity prices, exchange rates, equity prices, or other market changes that would require disclosure under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this quarterly report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

99.1                                                   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the President and Chief Executive Officer.

99.2                                                   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Reports on Form 8-K

The Company filed a Form 8-K on November 15, 2002 announcing that on November 6, 2002, the holders of Dakota Growers Pasta Company, Inc. Series D Delivery Preferred Stock (“the Series D Preferred) received an Offer to Purchase (the “Offer”) up to an aggregate of 3,000,000 shares of the Series D Preferred from Prairie Pasta Producers Cooperative Ltd. (the “Offeror”), a Canadian cooperative. The Offer contained the Canadian cooperative’s offer to purchase shares of the Series D Preferred at a price of $.20 per share, subject to a number of conditions and contingencies. The Offeror did not offer to purchase any other class or series of stock issued by Dakota Growers Pasta Company, Inc. The Series D Preferred carries, as part of its terms, the privilege to deliver one bushel of durum wheat each year to Dakota Growers Pasta Company, Inc. at a price and upon other terms and conditions established by Dakota Growers Pasta Company, Inc.  The purpose of the Offer is to allow the Offeror to obtain the right to sell and deliver up to 3,000,000 bushels of milling quality durum wheat annually in accordance with the rights of the shares.  A copy of the Offer was included as an exhibit to the Form 8-K.

In the same Form 8-K, separate from and unrelated to the Offer described above, the Company reported that it had communicated with all of its shareholders by letter regarding certain procedural shareholder matters arising from the conversion from a cooperative to a corporation. In the same letter, sent on November 6, 2002, but dated October 31, 2002, the Company summarized for its shareholders certain information previously disclosed in the Company’s report on Form 10-K.  (The Company’s Form 10-K was filed with the Securities and Exchange Commission on October 28, 2002.)  A copy of the letter to the shareholders was included as an exhibit to the Form 8-K.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd
Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: December 13, 2002

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	December 13, 2002

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	December 13, 2002

/s/ Edward O. Irion	Vice President — Finance and
Edward O. Irion	Chief Accounting Officer	December 13, 2002
(Principal Accounting Officer)

OFFICER CERTIFICATION

I, Timothy J. Dodd, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dakota Growers Pasta Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

/s/ Timothy J. Dodd
Timothy J. Dodd
President and Chief Executive Officer

OFFICER CERTIFICATION

I, Thomas P. Friezen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dakota Growers Pasta Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

/s/ Thomas P. Friezen
Thomas P. Friezen
Chief Financial Officer