Form 10-Q
period 2003-01-31
DAKOTA GROWERS PASTA CO INC
filed 2003-03-17
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2003

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of March 14, 2003, the Registrant had 12,260,291 shares of common stock, par value $0.01 per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) January 31, 2003	July 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$2,866

Short-term investments (restricted)	—	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $930 and $792, respectively	16,708	16,504

Other receivables	393	360

Inventories	24,270	19,636

Prepaid expenses	4,270	2,258

Deferred income taxes	466	466

Total current assets	46,112	44,064

PROPERTY AND EQUIPMENT
In service	107,519	106,885
Construction in process	680	371
	108,199	107,256
Less accumulated depreciation	(38,837)	(35,762)

Net property and equipment	69,362	71,494

INVESTMENT IN COOPERATIVE BANKS	2,350	2,350

INTANGIBLE ASSETS	613	686

OTHER ASSETS	9,298	6,947

	$127,735	$125,541

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) January 31, 2003	July 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$7,250	$—
Current portion of long-term debt	10,027	9,320
Accounts payable	4,990	6,471
Excess outstanding checks over cash on deposit	2,971	—
Accrued liabilities	4,510	5,260

Total current liabilities	29,748	21,051

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	30,883	38,274
DEFERRED INCOME TAXES	10,311	9,833
OTHER LIABILITIES	213	239

Total liabilities	71,155	69,397

REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 400 and 467 shares issued and outstanding as of January 31, 2003 and July 31, 2002, respectively	40	47
Series B, 2% non-cumulative, $100 par value, 525 shares authorized, 0 and 75 shares issued and outstanding as of January 31, 2003 and July 31, 2002, respectively	—	7

Total redeemable preferred stock	40	54

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 shares authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 shares issued	126	126
Additional paid-in capital	60,188	60,188
Treasury stock at cost, 294,456 and 0 shares as of January 31, 2003 and July 31, 2002, respectively	(1,840)	—
Accumulated deficit	(2,047)	(4,337)

Total stockholders’ equity	56,540	56,090

Total liabilities and stockholders’ equity	$127,735	$125,541

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended January 31,
	2003	2002
Net revenues (net of discounts and allowances of $5,034 and $4,083, respectively)	$40,740	$37,020

Cost of goods sold	36,012	32,023

Gross profit	4,728	4,997

Marketing, general and administrative expenses	3,166	2,381

Operating income	1,562	2,616

Other income (expense)
Interest and other income	1,035	66
Gain on sale of property, equipment and other assets	11	—
Interest expense, net	(895)	(1,028)

Income before income taxes	1,713	1,654

Income tax expense (benefit)	668	(79)

Net income	1,045	1,733
Dividends on preferred stock	1	1

Net earnings on common/equity stock	$1,044	$1,732

Net earnings per common/equity share
Basic	$0.08	$0.15

Diluted	$0.08	$0.15

Weighted average common/equity shares outstanding
Basic	12,340	11,275

Diluted	12,593	11,308

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended January 31,
	2003	2002
Net revenues (net of discounts and allowances of $9,894 and $8,251, respectively)	$78,071	$74,566

Cost of goods sold	68,136	63,665

Gross profit	9,935	10,901

Marketing, general and administrative expenses	5,482	4,810

Operating income	4,453	6,091

Other income (expense)
Interest and other income	1,076	178
Gain on sale of property, equipment and other assets	24	2
Interest expense, net	(1,796)	(2,139)

Income before income taxes	3,757	4,132

Income tax expense (benefit)	1,465	(159)

Net income	2,292	4,291
Dividends on preferred stock	2	9

Net earnings on common/equity stock	$2,290	$4,282

Net earnings per common/equity share
Basic	$0.18	$0.38

Diluted	$0.18	$0.38

Weighted average common/equity shares outstanding
Basic	12,448	11,275

Diluted	12,599	11,292

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$2,292	$4,291
Adustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	5,093	4,398
Gain on sale of property, equipment and other assets	(24)	(2)
Deferred income taxes	478	(159)
Payments for long-term marketing costs	(5,000)	(2,250)
Changes in assets and liabilities
Trade receivables	(204)	(1,818)
Other receivables	(33)	713
Inventories	(4,634)	945
Prepaid expenses	(1,076)	221
Other assets	5	—
Accounts payable	(1,481)	(1,066)
Excess outstanding checks over cash on deposit	2,971	1,166
Grower payables	—	(89)
Other accrued liabilities	(750)	15

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(2,363)	6,365

INVESTING ACTIVITIES
Purchases of property and equipment	(949)	(223)
Proceeds on sale of property, equipment, and other assets	3	53
Redemption of short term investments	1,974	—
Payments for package design costs	(236)	(221)

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	792	(391)

FINANCING ACTIVITIES
Net change in short-term notes payable	7,250	(4,600)
Principal payments on long-term debt	(6,684)	(1,358)
Preferred stock retirements	(14)	(7)
Dividends paid on preferred stock	(2)	(9)
Purchase of treasury stock	(1,840)	—

NET CASH USED FOR FINANCING ACTIVITIES	(1,290)	(5,974)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,861)	—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,866	3

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,945	$2,035

Income taxes	$1,160	$10

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2002 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2002. The information contained in the balance sheet as of July 31, 2002 was derived from the Company’s audited annual report for fiscal 2002. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2003 include raw materials of $5,785,000 and finished goods of $18,485,000. Inventories at July 31, 2002 include raw materials of $5,293,000 and finished goods of $14,343,000.

NOTE 4 – LOAN AGREEMENTS

In February 2003, the Company secured a $19 million revolving credit facility with CoBank covering the period from February 25, 2003 through February 23, 2004. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the Company’s line of credit at January 31, 2003 totaled $7,250,000.

The various debt agreements with CoBank and the institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2003. The Company and CoBank entered into an Amendment as of February 11, 2003 to the Master Loan Agreement dated June 20, 2001. The Amendment replaced the debt service coverage ratio with a consolidated funded debt to consolidated cash flow ratio. The Company is required to maintain a consolidated funded debt to consolidated cash flow ratio of not more than 3.0 to 1.0 at the end of each fiscal quarter calculated on a trailing four quarter basis under the Amendment.

The Company also entered into new Term Loan Supplements to the Master Loan Agreement, as well as an updated Security Agreement and Guarantee Agreement, primarily to update such agreements for certain items in conjunction with the conversion from a cooperative to a corporation.

NOTE 5 – INCOME TAXES

Income tax expense of $668,000 for the three months ended January 31, 2003 and $1,465,000 for the six months ended January 31, 2003 reflects the application of the estimated annual effective income tax rate of 39% for the U.S. and applicable states to the respective net income before income taxes.

The conversion from a cooperative to a corporation effectuated via a series of mergers is treated under Section 368(a)(1)(F) of the Internal Revenue Code (the “Code”) as a reorganization. A corporation that survives a reorganization defined in Code Section 368(a)(1)(F) is treated for tax purposes as a continuation of its predecessor, accordingly, the Company will retain the fiscal year, accounting methods, tax elections and other tax attributes of the Cooperative.  However, because the Company does not operate on a cooperative basis after the conversion, the Company is taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. This is the primary reason for the significant difference between the income tax amounts recorded for the three and six month periods ended January 31, 2003 compared to the corresponding periods of the prior year.

The Cooperative was a non-exempt cooperative as defined by Section 1381(a)(2) of the Code. Accordingly, net margins from business done with member patrons, which were allocated and paid as prescribed in Section 1382 of the Code (hereafter referred to as “qualified”), were taxable to the members and not to the Cooperative. Net margins and member allocations were determined on the basis of accounting used for financial reporting purposes. To the extent that net margins were not qualified as stated above or arose from business done with non-members, the Cooperative had taxable income subject to corporate income tax rates.

Upon conversion from a cooperative to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common/equity stock by the weighted average number of common/equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common/equity shares totaled 253,000 and 33,000 for the three months ended January 31, 2003 and 2002, respectively. Dilutive securities included in the calculation of diluted weighted average common/equity shares totaled 151,000 and 17,000 for the six months ended January 31, 2003 and 2002, respectively. Because the Company’s stock is currently only traded in a small secondary market, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 7 – STOCK OPTIONS

During the second quarter of fiscal 2003, the Board of Directors approved the issuance of non-qualified stock options for 294,456 shares of the Company’s common stock with an exercise price of $6.25 per share in conjunction with the repurchase shares of common stock from certain of the Company’s officers (See Note 9 – Related Party Transactions). In addition, the Board approved the issuance of non-qualified stock options for 686 shares of the Company’s Series C 6% convertible non-cumulative preferred stock with an exercise price of $150 per share. Each share of Series C 6% convertible non-cumulative preferred stock is convertible into 24 shares of common stock and 24 shares of Series D delivery preferred stock.

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “Plan”), which was approved by the shareholders at the Annual Meeting on January 11, 2003. No options have been granted under the Plan at this time. The Plan covers 500,000 shares of the Company’s common stock. The purposes of the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan are to provide a continuing, long-term incentive to selected eligible officers, directors and key employees, vendors or consultants of the Company and of any subsidiary company of the Company; to provide a means of rewarding outstanding performance; and to enable the Company to maintain a competitive position to attract and retain key personnel necessary for continued growth and profitability. This will be done by granting options of common stock of the Company. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the Administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code, as amended, and the regulations promulgated thereunder. The grant of options will be by a committee (the “Committee”) subject to the provisions of the plan. The Committee will report its actions to the Board of Directors of the Company.

NOTE 8 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $18,453,000 related to forward purchase contracts as of January 31, 2003. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company paid $5.0 million under long-term customer marketing agreements during the six months ended January 31, 2003 and had no other significant commitments related to such agreements as of January 31, 2003.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had pledged certificates of deposit as security for loans, totaling approximately $1,974,000, made by a financial institution to Timothy J. Dodd, President and Chief Executive Officer, and Thomas P. Friezen, Chief Financial Officer, to exercise stock options. These loans matured December 1, 2002.

In response to the Sarbanes-Oxley Act of 2002, the Board of Directors approved the repurchase of 190,800 and 103,656 shares of the Company’s common stock from Messrs. Dodd and Friezen, respectively. The repurchase was completed in November 2002. In conjunction with the repurchase of these shares at $6.25 per share, Messrs. Dodd and Friezen received proceeds of $1,192,500 and $647,850, respectively. In addition, Mr. Friezen received additional gross proceeds of $229,993 under a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans. The proceeds received by Messrs. Dodd and Friezen were used to pay off the executive officers’ loans with the financial institution and the Company’s certificates of deposit were no longer restricted. The Company redeemed the certificates of deposit in December 2002. Finally, Messrs. Dodd and Friezen were granted stock options to purchase 190,800 and 103,656 shares, respectively, of the Company’s common stock with an exercise price of $6.25 per share. Such options were first exercisable on December 2, 2002.

NOTE 10 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

The U.S. Customs Service (“Customs”) published, on July 3, 2002, a notice of intention to distribute antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”). The Company received a payment of approximately $1 million from Customs under the Offset Act in December 2002. These proceeds have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including but not limited to, those discussed in the Company’s 2002 Form 10-K under “Risk Factors”, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.

Summary

Dakota Growers is the third largest producer of dry pasta products in North America. The pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of foodservice and ingredient sales. We participate in each of the retail, foodservice and ingredient markets. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota.

The comparability of the results for the three and six month periods ended January 31, 2003 versus those for the corresponding periods of the prior year was affected by the income tax status change associated with the conversion from a cooperative to a corporation.

Income before income taxes totaled $3.8 million for the six months ended January 31, 2003, compared to $4.1 million for the six months ended January 31, 2002. Net income totaled $2.3 million for the six months ended January 31, 2003, down from net income of $4.3 million for the six months ended January 31, 2002.

Factors contributing to the decrease in net earnings for the six months ended January 31, 2003 compared to the corresponding period of the prior year include increased durum costs, increased marketing, general and administrative costs, costs associated with the restructuring of certain forward warehouse arrangements, and the effect of income taxes following the change in income tax status upon the conversion to a corporation. The Company has generally been successful in increasing sales prices to pass-through the higher cost of durum, although the timing of the sales price adjustments has generally lagged behind the increase in durum costs. Therefore, the Company was not able to fully recover the increase in durum costs through sales price increases during the second quarter of fiscal 2003.

Co-pack sales accounted for approximately 8.3% of net revenues for the six months ended January 31, 2003. We anticipate co-pack sales will decrease and account for a smaller percentage of net revenues for the remainder of fiscal year 2003.

Results of Operations

Comparison of the Three Months Ended January 31, 2003 and 2002

Net Revenues. Net revenues increased $3.7 million, or 10.0%, to $40.7 million for the three months ended January 31, 2003, from $37.0 million for the three months ended January 31, 2002. The increase for the three months ended January 31, 2003 resulted from increases in both pasta sales volumes and per unit selling prices.  Increases in per unit selling prices primarily related to the pass-through of higher durum costs.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $0.5 million, or 2.0%, primarily as a result of a 3.5% decrease in sales volumes offset slightly by higher per unit selling prices. Foodservice revenues increased $5.3 million, or 65.9%, as a result of a 52.1% increase in sales volumes combined with increases in per unit selling prices. The large increase in sales volumes in the foodservice market primarily resulted from promotional programs with U.S. Foodservice during the second quarter of fiscal 2003. The Company anticipates foodservice volumes will decrease significantly from the second quarter to the third quarter of fiscal 2003 as inventories from the second quarter promotional sales are depleted by U.S. Foodservice. Ingredient revenues decreased $0.9 million, or 31.4%, mainly as a result of a 36.9% decrease in sales volumes offset partially by higher per unit selling prices. The ingredient sales volume decline resulted primarily from the loss of one customer in this market due to competitive pricing issues. The Company anticipates highly competitive pricing conditions will continue in the ingredient market.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales decreased $0.2 million to $3.7 million for the three months ended January 31, 2003, compared to $3.9 million for the three months ended January 31, 2002. The change primarily resulted from lower sales volumes offset partially by higher per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased $4.0 million, or 12.5%, to $36.0 million for the three months ended January 31, 2003, from $32.0 million for the three months ended January 31, 2002. The increase resulted mainly from sales growth and higher durum wheat costs. Gross margin as a percentage of net revenues decreased from 13.5% to 11.6% primarily due to the increase in durum wheat costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $3.2 million for the three months ended January 31, 2003, up 34.9% from $2.4 million for the three months ended January 31, 2002. MG&A expenses as a percentage of net revenues increased from 6.4% to 7.8%. The increase in MG&A expenses was primarily due to incentive compensation costs, a portion of which resulted from a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002 (See Note 9 – Related Party Transactions to the consolidated financials statements).

Interest Expense. Interest expense for the three months ended January 31, 2003 totaled $0.9 million, down $0.1 million from $1.0 million for the three months ended January 31, 2002. The decrease was due to lower average outstanding debt levels combined with lower interest rates.

Interest and Other Income. Interest and other income totaled $1.0 million for the three months ended January 31, 2003 compared to $0.1 million for the three months ended January 31, 2002. The increase resulted from a payment of approximately $1 million received by the Company in December 2002 from the U.S. Customs Service (“Customs”) pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”). The payment was in conjunction with the distribution by Customs of antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. As the Company no longer operates on a cooperative basis after the conversion, it is taxed as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. Income tax expense for the three months ending January 31, 2003, was $0.7 million, reflecting an effective corporate income tax rate of approximately 39%. The income tax benefit of $79,000 for the quarter ended January 31, 2002 related to the reduction of certain deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income. Net income for the three months ending January 31, 2003 totaled $1.0 million compared to $1.7 million for the three months ending January 31, 2002. The $0.7 million decrease in net income resulted primarily from the effects of the change in income tax status upon the conversion from a cooperative to a corporation. The decrease in operating income, primarily the result of higher durum wheat and MG&A costs, was largely offset by the approximately $1.0 million payment received from Customs under the Offset Act, as noted above.

Comparison of the Six Months Ended January 31, 2003 and 2002

Net Revenues. Net revenues increased $3.5 million, or 4.7%, to $78.1 million for the six months ended January 31, 2003, from $74.6 million for the six months ended January 31, 2002. Higher sales volumes as well as higher per unit selling prices contributed to the increase over the corresponding period of the prior year.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $1.5 million, or 3.3%, primarily due to a 3.1% decrease in per unit selling prices. The decrease in per unit selling prices in the retail market was due primarily to sales mix as core retail sales decreased while co-pack sales increased in the current year. Foodservice revenues increased $6.2 million, or 37.5%, primarily due to volume growth of 28.0%. The growth in foodservice was driven by expansions and acquisitions by our customers as well as promotional programs with U.S. Foodservice during the second quarter of fiscal 2003. The Company anticipates foodservice volumes will decrease significantly from the second quarter to the third quarter of fiscal 2003 as inventories from the second quarter promotional sales are depleted by U.S. Foodservice. Ingredient revenues decreased $1.6 million, or 27.2%, mainly as a result of a 34.0% decrease in sales volumes offset partially by higher per unit selling prices. The ingredient sales volume decline resulted primarily from the loss of one customer in this market due to competitive pricing issues. The Company anticipates highly competitive pricing conditions will continue in the ingredient market.

Revenues from semolina and by-product sales for the six months ended January 31, 2003 totaled $7.2 million, up $0.4 million from $6.8 million for the six months ended January 31, 2002. The change primarily resulted from higher per unit selling prices combined with a small increase in volumes.

Cost of Goods Sold. Cost of goods sold totaled $68.1 million for the six months ended January 31, 2003, up 7.0% from $63.7 million for the six months ended January 31, 2002. The increase resulted mainly from revenue growth, higher durum wheat costs, and costs associated with the restructuring of certain forward warehouse arrangements. Gross margin as a percentage of net revenues decreased from 14.6% to 12.7% primarily due to the increase in durum wheat costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $5.5 million for the six months ended January 31, 2003, up 14.0% from $4.8 million for the six months ended January 31, 2002. MG&A expenses as a percentage of net revenues increased from 6.5% to 7.0%. The increase in MG&A expenses was primarily due to incentive compensation costs incurred in the second quarter of fiscal 2003, a portion of which resulted from a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002 (See Note 9 – Related Party Transactions to the consolidated financials statements).

Interest Expense. Interest expense for the six months ended January 31, 2003 totaled $1.8 million, down $0.3 million from $2.1 million for the six months ended January 31, 2002. The decrease was due to lower average outstanding debt levels combined with lower interest rates.

Interest and Other Income. Interest and other income totaled $1.1 million for the six months ended January 31, 2003 compared to $0.2 million for the six months ended January 31, 2002. The increase resulted from an approximately $1 million payment received by the Company in December 2002 from Customs pursuant to the Offset Act. The payment was in conjunction with the distribution by Customs of antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. As the Company no longer operates on a cooperative basis after the conversion, it is taxed as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. Income tax expense for the six months ending January 31, 2003, totaled $1.5 million, reflecting an effective corporate income tax rate of approximately 39%. The income tax benefit of $159,000 for the six months ending January 31, 2002 related to the reduction of certain deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income.  Net income for the six months ended January 31, 2003 totaled $2.3 million compared to $4.3 million for the six months ended January 31, 2002. Of the $2.0 million decrease in net income, approximately $1.6 million resulted from the effects of the change in income tax status upon the conversion from a cooperative to a corporation. The remaining decrease primarily resulted from higher durum wheat and MG&A costs. The decrease in net income attributable to the foregoing was offset by the approximately $1.0 million payment received from Customs under the Offset Act, as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Working capital as of January 31, 2003 totaled $16.4 million compared to $23.0 million as of July 31, 2002.

The Company secured a $19 million revolving credit facility with CoBank in February 2003 covering the period from February 25, 2003 through February 23, 2004. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the Company’s line of credit at January 31, 2003 totaled $7,250,000.

The various debt agreements with CoBank and the institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2003. The Company and CoBank entered into an Amendment as of February 11, 2003 to the Master Loan Agreement dated June 20, 2001. The Amendment replaced the debt service coverage ratio with a consolidated funded debt to consolidated cash flow ratio. The Company is required to maintain a consolidated funded debt to consolidated cash flow ratio of not more than 3.0 to 1.0 at the end of each fiscal quarter calculated on a trailing four quarter basis under the Amendment.

The Company also entered into new Term Loan Supplements to the Master Loan Agreement, as well as an updated Security Agreement and Guarantee Agreement, primarily to update such agreements for certain items in conjunction with the conversion from a cooperative to a corporation.

Net cash used for operating activities totaled $2.4 million for the six months ended January 31, 2003 compared to net cash from operating activities of $6.4 million for the six months ended January 31, 2002. The decrease was primarily due to a decrease in net income, an increase in payments made under long-term marketing agreements and higher working capital requirements.

Net cash from investing activities totaled $0.8 million for the six months ended January 31, 2003. The Company redeemed short-term investments of $2.0 million which were previously restricted (See Note 9 – Related Party Transactions to the consolidated financial statements). Offsetting this amount were payments for mill and pasta equipment as well as package design costs. The $0.4 million of net cash used for investing activities for the six months ended January 31, 2002, related primarily to the purchase of milling and pasta equipment and payments for package design costs.

Net cash used for financing activities totaled $1.3 million and $6.0 million for the six months ended January 31, 2003 and 2002, respectively.  The Company paid $1.8 million for the repurchase of stock during the six months ended January 31, 2003. The remaining cash used related to debt payments offset by net borrowings under our revolving credit facility for the six months ended January 31, 2003.

The following table summarizes the Company’s contractual obligations as of January 31, 2003 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$40,910	$10,027	$19,338	$9,545	$2,000
Durum purchase obligations	18,500	18,500	—	—	—
Operating leases	4,642	1,298	3,050	294	—

	$64,052	$29,825	$22,388	$9,839	$2,000

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $18.5 million as of January 31, 2003 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable. The Company paid $5.0 million under long-term customer marketing agreements during the six months ended January 31, 2003 and had no other significant commitments related to such agreements as of January 31, 2003. We anticipate capital expenditures in fiscal year 2003 will be reduced from previous estimates to approximately $3 million, primarily for pasta line upgrades and cost reduction projects.

Management believes that net cash to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

In September 2002, the U.S. Durum Growers Association and the North Dakota Wheat Commission filed petitions for the imposition of countervailing and antidumping duties on durum and hard red spring wheat marketed by the Canadian Wheat Board. The U.S. International Trade Commission  (“ITC”) commenced countervailing duty and antidumping investigations in response to the petition. In March 2003 the U.S. Commerce Department (“Commerce”) established a preliminary tariff of 3.94%, effective upon publication in the Federal Register, on all Canadian spring wheat and durum shipped into the United States. In establishing the tariff, Commerce ruled that the Canadian government provides subsidies that give its wheat farmers an unfair advantage in the U.S. grain market. A final determination as to the nature and amount of the tariff is expected in July 2003. In addition, Commerce is still considering claims from U.S. wheat growers that Canada dumps wheat into the United States at less than fair value. Dumping duties are added to countervailing duties imposed to offset subsidies. A preliminary antidumping ruling is scheduled for May 2003. At this time, we cannot predict either the final results of the proceedings or their impact on the Company or the domestic pasta industry.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 11, 2003. The following proposals were presented for stockholder consideration at the Annual Meeting:

•                    The election of three directors to serve as “Class I” directors.

•                    Approval of the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan.

•                    Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2003.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 13, 2002, to serve as “Class I” directors on the Board of Directors of the Company.  The Company’s nominees were John S. Dalrymple III, James F. Link and John D. Rice, Jr.  As newly-elected “Class I” directors, each of these individuals will serve on the Board of Directors for three-year terms ending in 2006. Following are the results for the election of directors:

	Shares Voted For	Shares Withheld
John S. Dalrymple III	9,022,396	408,267
James F. Link	6,512,411	408,267
John D. Rice, Jr.	6,696,234	408,267

The Company’s stockholders approved the Company’s 2003 Stock Option Plan, as follows:

Shares Voted For	6,457,194
Shares Voted Against	1,219,627
Shares Abstained	141,793

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2003, as follows:

Shares Voted For	7,575,299
Shares Voted Against	166,381
Shares Abstained	76,934

The Company also communicated to stockholders at the Annual Meeting that it continues to pursue alternatives with third parties regarding the possibility of executing strategies to enhance the liquidity of the Company’s capital stock, but cautioned that there was no guarantee that the Company would be successful in doing so.  The Company had previously communicated the foregoing to its stockholders in a letter dated October 31, 2002 and sent to stockholders on November 6, 2002. A copy of that letter was included as Exhibit 20.2 to a Form 8-K filed by the Company on November 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10.1	Amendment dated February 11, 2003 to the Master Loan Agreement dated June 20, 2001 between the Company and CoBank.

10.2	Statused Revolving Credit Supplement and Term Supplements dated February 11, 2003 between the Company and CoBank.

10.3	Security Agreement dated February 11, 2003 between the Company and CoBank.

10.4	Continuing Guarantee Agreement dated February 11, 2003 between Primo Piatto, Inc., a wholly-owned subsidiary of the Company, and CoBank.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the President and Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

Reports on Form 8-K

The Company filed a Form 8-K on January 16, 2003 announcing the results of the stockholder vote on the proposals presented for consideration at the Company’s Annual Meeting of Stockholders held on January 11, 2003. In the same Form 8-K, the Company announced that it communicated to stockholders at the Annual Meeting that it continues to pursue alternatives with third parties regarding the possibility of executing strategies to enhance the liquidity of the Company’s capital stock, but cautioned that there was no guarantee that the Company would be successful in doing so.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd

Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer	March 17, 2003
Timothy J. Dodd	(Principal Executive
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	March 17, 2003
Officer)

/s/ Edward O. Irion	Vice President - Finance and
Edward O. Irion	Chief Accounting Officer	March 17, 2003
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

Date: March 17, 2003

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

Date: March 17, 2003

/s/ Thomas P. Friezen

Thomas P. Friezen
Chief Financial Officer