Form 10-Q
period 2003-04-30
DAKOTA GROWERS PASTA CO INC
filed 2003-06-16
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                        Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                     Yes ☐ No ☒

As of June 16, 2003, the Registrant had 12,260,291 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30, 2003	July 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$2,866

Short-term investments (restricted)	—	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $942 and $792, respectively	10,526	16,504

Other receivables	228	360

Inventories	29,272	19,636

Prepaid expenses	4,220	2,258

Deferred income taxes	466	466

Total current assets	44,717	44,064

PROPERTY AND EQUIPMENT
In service	108,100	106,885
Construction in process	377	371
	108,477	107,256
Less accumulated depreciation	(40,361)	(35,762)

Net property and equipment	68,116	71,494

INVESTMENT IN COOPERATIVE BANKS	2,413	2,350

INTANGIBLE ASSETS	576	686

OTHER ASSETS	8,746	6,947

	$124,568	$125,541

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30, 2003	July 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$10,200	$—
Current portion of long-term debt	10,011	9,320
Accounts payable	4,744	6,471
Excess outstanding checks over cash on deposit	661	—
Accrued liabilities	3,413	5,260

Total current liabilities	29,029	21,051

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	29,573	38,274
DEFERRED INCOME TAXES	10,117	9,833
OTHER LIABILITIES	200	239

Total liabilities	68,919	69,397

REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 367 and 467 shares issued and outstanding as of April 30, 2003 and July 31, 2002, respectively	37	47
Series B, 2% non-cumulative, $100 par value, 525 shares authorized, 0 and 75 shares issued and outstanding as of April 30, 2003 and July 31, 2002, respectively	—	7

Total redeemable preferred stock	37	54

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 shares authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 shares issued	126	126
Additional paid-in capital	60,188	60,188
Treasury stock at cost, 294,456 and 0 shares as of April 30, 2003 and July 31, 2002, respectively	(1,840)	—
Accumulated deficit	(2,975)	(4,337)

Total stockholders’ equity	55,612	56,090

Total liabilities and stockholders’ equity	$124,568	$125,541

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended April 30,
	2003	2002
Net revenues (net of discounts and allowances of $3,433 and $4,247, respectively)	$29,435	$37,668

Cost of goods sold	28,140	32,014

Gross profit	1,295	5,654

Marketing, general and administrative expenses	2,096	2,474

Operating income (loss)	(801)	3,180

Other income (expense)
Interest and other income (expense)	12	(49)
Gain on sale of property, equipment and other assets	13	4
Interest expense, net	(746)	(755)

Income (loss) before income taxes	(1,522)	2,380

Income tax expense (benefit)	(594)	176

Net income (loss)	(928)	2,204
Dividends on preferred stock	1	1

Net earnings (loss) on common/equity stock	$(929)	$2,203

Net earnings (loss) per common/equity share
Basic	$(0.08)	$0.20

Diluted	$(0.07)	$0.19

Weighted average common/equity shares outstanding
Basic	12,260	11,275

Diluted	12,620	11,324

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended April 30,
	2003	2002
Net revenues (net of discounts and allowances of $13,327 and $12,498, respectively)	$107,506	$112,234

Cost of goods sold	96,276	95,679

Gross profit	11,230	16,555

Marketing, general and administrative expenses	7,578	7,285

Operating income	3,652	9,270

Other income (expense)
Interest and other income	1,089	129
Gain on sale of property, equipment and other assets	36	6
Interest expense, net	(2,542)	(2,895)

Income before income taxes	2,235	6,510

Income tax expense	871	17

Net income	1,364	6,493
Dividends on preferred stock	2	9

Net earnings per common/equity stock	$1,362	$6,484

Net earnings per common/equity share
Basic	$0.11	$0.58

Diluted	$0.11	$0.57

Weighted average common/equity shares outstanding
Basic	12,386	11,275

Diluted	12,606	11,303

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended April 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$1,364	$6,493
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	7,262	6,645
Undistributed patronage capital from cooperatives	(63)	(139)
Gain on sale of property, equipment and other assets	(36)	(6)
Deferred income taxes	284	(206)
Payments for long-term prepaid marketing costs	(5,000)	(2,250)
Changes in assets and liabilities:
Trade receivables	5,978	(972)
Other receivables	132	749
Inventories	(9,636)	(1,213)
Prepaid expenses	(1,068)	149
Other assets	8	47
Accounts payable	(1,727)	532
Excess outstanding checks over cash on deposit	661	(1,072)
Grower payables	—	(969)
Other accrued liabilities	(1,847)	(300)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(3,688)	7,488

INVESTING ACTIVITIES
Purchases of property and equipment	(1,232)	(446)
Proceeds from sale of property, equipment and other assets	3	5,053
Purchase of intangible assets	—	(735)
Redemption of short term investments	1,974	—
Payments for package design costs	(249)	(287)

NET CASH FROM INVESTING ACTIVITIES	496	3,585

FINANCING ACTIVITIES
Net change in short-term notes payable	10,200	(8,100)
Principal payments on long-term debt	(8,010)	(2,016)
Preferred stock retirements	(17)	(10)
Dividends paid on preferred stock	(2)	(9)
Memberships issued	—	1
Memberships retired	—	(2)
Purchase of treasury stock	(1,840)	—

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	331	(10,136)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,861)	937

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,866	3

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$3,169	$3,348

Income taxes	$1,192	$10

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2002 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that was organized on January 30, 2002 for the specific purpose of consummating the conversion of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), into a corporation. The conversion of the Cooperative from a cooperative to a corporation was completed by means of a series of mergers, the last of which was effective July 1, 2002, with the Company being the ultimate surviving entity in the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

The Company operates milling and pasta manufacturing facilities in Carrington, North Dakota. In addition, the Company’s wholly owned subsidiary, Primo Piatto, Inc., a Minnesota corporation, operates pasta manufacturing facilities in New Hope, Minnesota.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2003. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2002. The information contained in the balance sheet as of July 31, 2002 was derived from the Company’s audited annual report for fiscal 2002. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balances and results of operations of Dakota Growers Pasta Company, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2003 include raw materials of $6,563,000 and finished goods of $22,709,000. Inventories at July 31, 2002 include raw materials of $5,293,000 and finished goods of $14,343,000.

NOTE 4 – LOAN AGREEMENTS

In February 2003, the Company secured a $19 million revolving credit facility with CoBank covering the period from February 25, 2003 through February 23, 2004. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the Company’s line of credit at April 30, 2003 totaled $10,200,000.

The various debt agreements with CoBank and the institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2003. The Company and CoBank entered into an Amendment as of February 11, 2003 to the Master Loan Agreement dated June 20, 2001. The Amendment replaced the debt service coverage ratio with a consolidated funded debt to consolidated cash flow ratio. The Company is required to maintain a consolidated funded debt to consolidated cash flow ratio of not more than 3.0 to 1.0 at the end of each fiscal quarter calculated on a trailing four quarter basis under the Amendment.

The Company and CoBank also entered into new Term Loan Supplements to the Master Loan Agreement, as well as an updated Security Agreement and Guarantee Agreement, primarily to update such agreements for certain items in conjunction with the conversion from a cooperative to a corporation.

NOTE 5 – INCOME TAXES

The Company had an income tax benefit of $594,000 for the three months ended April 30, 2003 and income tax expense of $871,000 for the nine months ended April 30, 2003, reflecting the application of the estimated combined federal and state annual effective income tax rate of 39% to the respective net income (loss) before income taxes.

The conversion from a cooperative to a corporation effectuated via a series of mergers is treated under Section 368(a)(1)(F) of the Internal Revenue Code (the “Code”) as a reorganization. A corporation that survives a reorganization defined in Code Section 368(a)(1)(F) is treated for tax purposes as a continuation of its predecessor, accordingly, the Company will retain the fiscal year, accounting methods, tax elections and other tax attributes of the Cooperative.  However, because the Company does not operate on a cooperative basis after the conversion, the Company is taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. This is the primary reason for the significant difference between the income tax amounts recorded for the three and nine month periods ended April 30, 2003 compared to the corresponding periods of the prior year.

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

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is calculated by dividing net earnings (loss) on common/equity stock by the weighted average number of common/equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common/equity shares totaled 360,000 and 49,000 for the three months ended April 30, 2003 and 2002, respectively. Dilutive securities included in the calculation of diluted weighted average common/equity shares totaled 220,000 and 28,000 for the nine months ended April 30, 2003 and 2002, respectively. Because the Company’s stock is currently only traded in a small secondary market, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 7 – STOCK OPTIONS

During the Company’s quarter ended January 31 2003, the Company’s Board of Directors approved the issuance of non-qualified stock options for 294,456 shares of the Company’s common stock with an exercise price of $6.25 per share in conjunction with the repurchase of shares of common stock from certain of the Company’s officers (See Note 9 – Related Party Transactions). In addition, the Board of Directors approved the issuance of non-qualified stock options for 686 shares of the Company’s Series C 6% convertible non-cumulative preferred stock with an exercise price of $150 per share. Each share of Series C 6% convertible non-cumulative preferred stock is convertible into 24 shares of common stock and 24 shares of Series D delivery preferred stock.

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “Plan”), which was approved by the Company’s shareholders at the Annual Meeting on January 11, 2003. No options have yet been granted under the Plan. The Plan covers 500,000 shares of the Company’s common stock. The purposes of the Plan are to provide a continuing, long-term incentive to selected eligible officers, directors and key employees, vendors or consultants of the Company and of any subsidiary company of the Company; to provide a means of rewarding outstanding performance; and to enable the Company to maintain a competitive position to attract and retain key personnel necessary for continued growth and profitability. The Company believes that the granting of options for the purchase of the Company’s common stock under the Plan will serve to meet the foregoing objectives. Options granted under the Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the Plan administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code and the regulations promulgated thereunder. The grant of options will be by a committee (the “Committee”) subject to the provisions of the Plan. The Committee will report its actions to the Board of Directors of the Company.

NOTE 8 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $15,266,000 at April 30, 2003. These contracts are set price contracts to deliver to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company paid $5 million under long-term customer marketing agreements during the nine months ended April 30, 2003 and had no other significant commitments related to such agreements as of April 30, 2003.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had pledged certificates of deposit as security for loans, totaling approximately $1,974,000, made by a financial institution to Timothy J. Dodd, President and Chief Executive Officer, and Thomas P. Friezen, Chief Financial Officer, to exercise stock options. These loans matured December 1, 2002.

In accordance with the provisions of the Sarbanes-Oxley Act of 2002, the Board of Directors approved the repurchase of 190,800 and 103,656 shares of the Company’s common stock from Messrs. Dodd and Friezen, respectively. The repurchase was completed in November 2002. In conjunction with the repurchase of these shares at $6.25 per share, Messrs. Dodd and Friezen received proceeds of $1,192,500 and $647,850, respectively. In addition, Mr. Friezen received additional gross proceeds of $229,993 under a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans. The proceeds received by Messrs. Dodd and Friezen were used to pay off their loans with the financial institution. As a result, the Company’s certificates of deposit were no longer restricted. The Company redeemed the certificates of deposit in December 2002. Finally, Messrs. Dodd and Friezen were granted stock options to purchase 190,800 and 103,656 shares, respectively, of the Company’s common stock with an exercise price of $6.25 per share. Such options were first exercisable on December 2, 2002.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2002 under “Risk Factors”, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Summary

Dakota Growers is the third largest producer of dry pasta products in North America. The pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of foodservice and ingredient sales. We participate in each of the retail, foodservice and ingredient markets. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota. The Company’s cost of goods sold consists mainly of raw materials (primarily durum wheat), packaging, and manufacturing and distribution costs.

The comparability of the results for the three and nine-month periods ended April 30, 2003 versus those for the corresponding periods of the prior year was affected by the income tax status change associated with the Company’s conversion from a cooperative to a corporation in July 2002.

The Company incurred a net loss of $0.9 million ($1.5 million loss before income taxes) for the quarter ended April 30, 2003, compared to net earnings of $2.2 million ($2.4 million income before income taxes) for the corresponding period of the prior year. Net income totaled $1.4 million ($2.2 million before income taxes) for the nine months ended April 30, 2003, down from net income of $6.5 million for the nine months ended April 30, 2002.

Lower pasta sales volumes were a main factor leading to the net loss incurred for the quarter ended April 30, 2003. In particular, foodservice sales decreased significantly in the third quarter of fiscal 2003, with sales volumes to U.S. Foodservice down 65% compared to the corresponding quarter of the prior year and down 82% from the second quarter of fiscal 2003. The Company’s sales to U.S. Foodservice during the Company’s second fiscal quarter 2003 were inordinately high relative to prior periods, which the Company was led to believe was being fueled by increased demand by U.S. Foodservice customers for dry pasta products. In addition, the Company had received information suggesting that its third fiscal quarter 2003 sales to U.S. Foodservice, while below second fiscal quarter 2003 levels, would be substantially consistent with historical third quarter U.S. Foodservice sales. While the Company had no reason to question the reliability of this information at that time, it has since learned that the information was inaccurate. The Company now believes that demand by U.S. Foodservice customers during the Company’s second fiscal quarter 2003 had not increased appreciably relative to prior periods, that U.S. Foodservice over-purchased product from the Company during the second quarter of fiscal 2003 and that, as a result, U.S. Foodservice maintained excess inventories of the Company’s product during the Company’s third fiscal quarter 2003. Based on published news reports, it is the Company’s understanding that, since the commencement of the Company’s third fiscal quarter 2003, certain procurement executives of U.S. Foodservice have been terminated following an internal U.S. Foodservice investigation for alleged accounting improprieties, and that the Securities and Exchange Commission is now conducting an investigation related to those alleged improprieties. The Company expects that sales to U.S. Foodservice will gradually return to historical levels.

Co-pack sales to New World Pasta Company also experienced a significant, unexpected drop in the third quarter of fiscal 2003. New World Pasta was the second largest customer of the Company in the first two quarters of fiscal 2003. The Company believes that the sudden decrease in sales volumes to New World Pasta was attributable to several factors, including high levels of purchases in earlier quarters, a decrease in demand for New World Pasta products and a change in management at New World Pasta resulting in what the Company understands was a decision to temporarily emphasize “in-house” manufacturing over outsourcing. Given the foregoing, the Company cannot reliably forecast its future sales to New World Pasta at this time.

The Company had not anticipated as severe a decrease in third quarter sales volumes based on information provided to it by its customers prior to the third quarter, and the Company based its production output on that information. This, in turn, resulted in increased inventories as well as manufacturing and logistical inefficiencies. The Company has recently reduced its labor force and cut its production schedule from seven to five days per week at the New Hope facility to better match production with current demand.

Factors contributing to the decrease in net earnings for the nine months ended April 30, 2003 compared to the corresponding period of the prior year include increased durum and per unit manufacturing costs, increased marketing, general and administrative costs, costs associated with the restructuring of certain forward warehouse arrangements, and the effect of income taxes following the change in income tax status upon the conversion to a corporation. Although the Company has generally been successful in increasing sales prices to pass-through the higher cost of durum, the timing of the sales price adjustments realized generally lagged behind the increase in durum costs. Therefore, the Company was not able to fully recover the increase in durum costs through timely sales price increases.

Although the Company has reduced labor costs and continues to evaluate further revenue enhancement and cost reduction opportunities, the Company expects to incur a net loss in the fourth quarter of fiscal 2003 as well. Highly competitive pricing continues in a majority of the dry pasta industry markets; therefore, opportunities to pass through higher per unit operating costs during this time period may be limited.

Results of Operations

Comparison of the Three Months Ended April 30, 2003 and 2002

Net Revenues.  Net revenues decreased $8.2 million, or 21.9%, to $29.4 million for the three months ended April 30, 2003, compared to the $37.7 million for the three months ended April 30, 2002. The decrease was primarily due to lower sales volumes offset somewhat by higher selling prices resulting from the pass through of durum cost increases.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $3.5 million, or 15.8%, primarily as a result of a 16.8% decrease in sales volumes offset slightly by higher per unit selling prices. The loss of two larger retail customers from the prior year combined with a decrease in co-pack sales accounted for much of the decrease. Foodservice revenues decreased $3.0 million, or 38.2%, as a result of a 40.8% decrease in sales volumes partially offset by an increase in per unit selling prices. The large decrease in foodservice sales volumes primarily resulted from a 65% reduction in sales volumes to U.S. Foodservice in the third quarter of fiscal 2003 when compared to the corresponding quarter of fiscal 2002. Ingredient revenues decreased $1.0 million, or 25.6%, mainly as a result of a 33.2% decrease in sales volumes offset partially by higher per unit selling prices. The ingredient sales volume decline resulted primarily from the loss of one customer in this market due to competitive pricing issues.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales decreased $0.7 million for the three months ended April 30, 2003, when compared to the same period of the prior year. The decrease primarily resulted from lower sales volumes.

Cost of Goods Sold. Cost of goods sold decreased $3.9 million, or 12.1%, to $28.1 million for the three months ended April 30, 2003, compared to $32.0 million for the three months ended April 30, 2002. The decrease resulted from lower sales volumes offset by higher durum wheat and per unit manufacturing costs. Gross margin as a percentage of net revenues decreased to 4.4% for the three months ended April 30, 2003 from 15.0% for the three months ended April 30, 2002, primarily due to the increases in durum costs and per unit manufacturing costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $0.4 million, or 15.3%, to $2.1 million for the quarter ended April 30, 2003, compared to $2.5 million for the quarter ended April 30, 2002.  MG&A expenses as a percentage of net revenues increased from 6.6% to 7.1% primarily as a result of lower sales during the quarter ended April 30, 2003 relative to the quarter ended April 30, 2002.

Interest Expense. Interest expense for the three months ended April 30, 2003 totaled $0.7 million, which was comparable to the corresponding period of the prior year. Cash and equity patronage refunds received from CoBank totaling $126,000 and $228,000 have been netted against interest expense for the three months ended April 30, 2003 and 2002, respectively.

Income Taxes. Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to the conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. As the Company no longer operates on a cooperative basis after the conversion, it is taxed as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. The income tax benefit for the three months ending April 30, 2003 totaled $594,000, reflecting an effective corporate income tax rate of approximately 39%. Income tax expense for the quarter ended April 30, 2002 totaled $176,000 and related to current income taxes on non-patronage business offset by reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income (Loss). The net loss for the three months ended April 30, 2003 totaled $0.9 million compared to net income of $2.2 million for the three months ended April 30, 2002. The $3.1 million decrease resulted primarily from decreased sales volumes combined with increased durum and per unit manufacturing costs.

Comparison of the Nine Months Ended April 30, 2003 and 2002

Net Revenues. Net revenues decreased $4.7 million, or 4.2%, to $107.5 million for the nine months ended April 30, 2003, from $112.2 million for the nine months ended April 30, 2002. The decrease for the nine-month period ended April 30, 2003 was primarily due to lower pasta sales volumes offset partially by higher per unit selling prices related mainly to the pass through of durum cost increases.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $4.8 million, or 7.2%, primarily as a result of a 5.8% decrease in sales volume. Foodservice revenues increased $3.1 million, or 12.5%, due to volume growth of 6.4% as well as higher selling prices. Ingredient revenues decreased $2.6 million, or 26.8%, mainly as a result of a 33.7% decrease in sales volumes offset partially by higher selling prices. The ingredient sales volume decline primarily resulted from the loss of one customer in this market due to competitive pricing issues.

Revenues from semolina and by-product sales decreased $0.4 million for the nine months ended April 30, 2003, when compared to the same period of the prior year. The decrease primarily resulted from lower sales volumes.

Cost of Goods Sold. Cost of goods sold increased $0.6 million, or 0.6%, to $96.3 million for the nine months ended April 30, 2003 from $95.7 million for the nine months ended April 30, 2002. The increase resulted mainly from higher durum wheat and per unit manufacturing costs as well as costs associated with the restructuring of certain forward warehouse arrangements offset by lower sales volumes.  Gross margin as a percentage of net revenues decreased from 14.8% for the nine months ended April 30, 2002 to 10.4% for the nine months ended April 30, 2003 as a result of the factors noted above.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses for the nine months ended April 30, 2003 totaled $7.6 million, up 4.0% from $7.3 million for the nine months ended April 30, 2002.  MG&A expenses as a percentage of net revenues increased from 6.5% to 7.0%.  The increase in MG&A expenses was primarily due to incentive compensation costs incurred in the second quarter of fiscal 2003, a portion of which resulted from a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002 (See Note 9 – Related Party Transactions to the consolidated financial statements).

Interest Expense. Interest expense for the nine months ended April 30, 2003 totaled $2.5 million, down $0.4 million from $2.9 million for the nine months ended April 30, 2002.  The decrease was due to lower average outstanding debt levels combined with lower interest rates. Cash and equity patronage refunds received from CoBank totaling $126,000 and $228,000 have been netted against interest expense for the nine months ended April 30, 2003 and 2002, respectively.

Interest and Other Income. Interest and other income totaled $1.1 million for the nine months ended April 30, 2003 compared to $0.1 million for the nine months ended April 30, 2002. The increase resulted primarily from a payment of approximately $1 million received by the Company in December 2002 from Customs pursuant to the Offset Act. The payment was received in conjunction with the distribution by Customs of antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Upon conversion to a corporation, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to the conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. As the Company no longer operates on a cooperative basis after the conversion, it is taxed as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends. Income tax expense for the nine months ending April 30, 2003 totaled $0.9 million, reflecting an effective corporate income tax rate of approximately 39%. The income tax expense of $17,000 for the nine months ending April 30, 2002 relates to current income taxes on non-patronage business offset by reductions in deferred tax liabilities associated with differences between the book and tax basis of property and equipment.

Net Income.  Net income for the nine months ended April 30, 2003 totaled $1.4 million, a decrease of $5.1 million, from the $6.5 million reported for the nine months ended April 30, 2002. The $5.1 million decrease resulted from lower sales volumes and higher input costs combined with the effects of the change in income tax status upon the conversion from a cooperative to a corporation. The decrease in net income attributable to the foregoing was offset by the approximately $1.0 million payment received from Customs under the Offset Act, as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility with CoBank.  Working capital as of April 30, 2003 totaled $15.7 million compared to $23.0 million as of July 31, 2002.

The Company secured a $19 million revolving credit facility with CoBank in February 2003, covering the period from February 25, 2003 through February 23, 2004. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the Company’s line of credit at April 30, 2003 totaled $10.2 million.

The various debt agreements with CoBank and the institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2003. The Company and CoBank entered into an Amendment as of February 11, 2003 to the Master Loan Agreement dated June 20, 2001. The Amendment replaced the debt service coverage ratio with a consolidated funded debt to consolidated cash flow ratio. The Company is required to maintain a consolidated funded debt to consolidated cash flow ratio of not more than 3.0 to 1.0 at the end of each fiscal quarter calculated on a trailing four quarter basis under the Amendment.

The Company also entered into new Term Loan Supplements under the CoBank Master Loan Agreement, as well as an updated Security Agreement and Guarantee Agreement, primarily to update such agreements for certain items in conjunction with the conversion from a cooperative to a corporation.

Net cash used for operating activities totaled $3.7 million for the nine months ended April 30, 2003 compared to net cash from operating activities of $7.5 million for the nine months ended April 30, 2002. The decrease was primarily due to the decrease in net income, increases in payments made under long-term marketing agreements and higher working capital requirements mainly related to inventory.

Net cash from investing activities totaled $0.5 million for the nine months ended April 30, 2003. The Company redeemed short-term investments of $2.0 million during fiscal 2003 which were previously restricted (See Note 9 – Related Party Transactions to the consolidated financial statements). Offsetting this amount were payments for mill and pasta equipment as well as package design costs. Net cash from investing activities for the nine months ended April 30, 2002 totaled $3.6 million, and related primarily to proceeds received on the sale of certain pasta production equipment under a sale/leaseback transaction, offset by payments made for milling and pasta equipment, intangible assets and package design costs.

Net cash from financing activities totaled $0.3 million for the nine months ended April 30, 2003. The Company paid $1.8 million for the repurchase of stock during the nine months ended April 30, 2003 (See Note 9 – Related Party Transactions to the consolidated financial statements). The remaining cash used for the nine months ended April 30, 2003 related to debt principal payments offset by net borrowings under our revolving credit facility. Net cash used for financing activities for the nine months ended April 30, 2002 totaled $10.1 million, substantially all of which related to payments on our revolving credit facility and long term debt.

The following table summarizes the Company’s contractual obligations as of April 30, 2003 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$39,584	$10,011	$18,028	$9,545	$2,000
Durum purchase obligations	15,266	15,266	—	—	—
Operating leases	4,271	1,211	2,934	126	—

	$59,121	$26,488	$20,962	$9,671	$2,000

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $15.3 million as of April 30, 2003 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable. The Company paid $5.0 million under long-term customer marketing agreements during the nine months ended April 30, 2003 and had no other significant commitments related to such agreements as of April 30, 2003. The Company anticipates capital expenditures in fiscal year 2003 will be approximately $2.5 million, primarily for pasta line upgrades and cost reduction projects.

Management believes that net cash to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

In September 2002, the U.S. Durum Growers Association and the North Dakota Wheat Commission filed petitions for the imposition of countervailing and antidumping duties on durum and hard red spring wheat marketed by the Canadian Wheat Board. The U.S. International Trade Commission (“ITC”) commenced countervailing duty and antidumping investigations in response to the petition. In March 2003, the U.S. Commerce Department (“Commerce”) established a preliminary countervailing duty of 3.94%, effective upon publication in the Federal Register, on all Canadian spring wheat and durum shipped into the United States. In May 2003, Commerce issued preliminary antidumping duties of 6.12% for imports of Canadian hard spring wheat and 8.15% for Canadian durum wheat. Commerce’s ruling requires U.S. importers to post bonds, effective upon publication in the Federal Register, equal to the preliminary duties on all hard red spring and durum wheat purchased from Canada. These duties will be added to the preliminary countervailing duty of 3.94% imposed in March to offset subsidies for total bonding requirements of 10.06% for hard red spring wheat and 12.09% for durum wheat.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd

Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: June 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	June 16, 2003
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	June 16, 2003
Officer)

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer	June 16, 2003
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

Date:  June 16, 2003

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

Date:  June 16, 2003

/s/ Thomas P. Friezen

Thomas P. Friezen
Chief Financial Officer