Form 10-K
period 2003-07-31
DAKOTA GROWERS PASTA CO INC
filed 2003-10-29
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-50111

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

Common Stock, $.01 par value per share
Series D Delivery Preferred Stock, $.01 par value per share

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

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 27, 2003, the Registrant had 12,260,291 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of Dakota Growers Pasta Company, Inc. (the “Company”, “Dakota Growers” or “we”), a North Dakota corporation, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of this report. Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

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

For more information regarding the Company’s conversion from a North Dakota cooperative to a North Dakota corporation please refer to the Company’s Registration Statement on Form S-4 (File No. 333-81946) filed with the United States Securities and Exchange Commission.

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

Pasta Industry and Markets

The Company estimates North American annual dry pasta consumption to be 4.0 to 4.5 billion pounds. According to the U.S. Department of Commerce, American consumers increased their average consumption of pasta during the 1990’s at an annualized growth rate of approximately 2% to 3%. However, based on the Company’s analysis of the marketplace and trade and industry information, the Company believes dry pasta consumption is currently flat due to consumer trends, of which the most significant appears to be the trend toward a low carbohydrate lifestyle. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

The Pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of ingredient and foodservice sales.

Retail Market

The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. New World Pasta Company, American Italian Pasta Company, and Barilla account for a majority of the branded retail market. The Company focuses almost all of its Retail marketing efforts on private label sales. The market leaders in private label sales are Dakota Growers and American Italian Pasta Company. A small portion of the Retail market consists of sales to federal and state government entities.

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

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing. Co-pack sales comprised approximately 6% of the Company’s net revenues for the years ended July 31, 2003 and 2002, although co-pack sales represented only 2% of the Company’s net revenues for the third and fourth quarters of fiscal 2003.

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

The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency reasons and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprised approximately 1% of net sales for each of the Company’s last three fiscal years. The Company does not anticipate any significant change in its outside purchases of pasta in the foreseeable future.

The Company has an agreement with Gruppo Euricom, the second largest pasta manufacturer in Italy, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada.  These products are primarily private label retail and foodservice products. Sales of imported products comprised approximately 1% to 2% of the Company’s net revenues in each of the last three fiscal years.

The Company’s Carrington, North Dakota facilities have been certified by Farm Verified Organics, which allows the Company to offer 100% organic pasta and semolina. The Company’s facilities allow for the isolation of the durum, semolina and pasta to enable this certification.

The Company’s products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program, which requires strict monitoring in all aspects of the manufacturing process, to ensure food quality and safety. We believe that meeting HACCP standards strengthens customer confidence in the quality of our products. The Company undergoes food safety and product quality audits at various times throughout the year and consistently receives high scores.

In addition to its pasta products, the Company has in the past sold semolina and durum wheat flour to other pasta manufacturers in bulk truckload or railcar quantities. Such sales represented approximately 3% of the Company’s net revenues in fiscal years 2003 and 2002, and approximately 1% of the Company’s net revenues in fiscal 2001.

The cost of production of dry pasta is significantly impacted by changes in durum wheat prices, which have varied widely in recent years. During fiscal year 2003, the cost of durum wheat represented approximately one-third of the Company’s cost of goods sold. We attempt to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

Due to the intense competition present in the market for pasta products over the last several years, pasta manufacturers have, at times, been unable to fully implement price increases for their dry pasta products in periods when higher durum wheat prices or other input costs impacted the cost of pasta production. The Company believes that the competitive environment results primarily from excess production capacity in the domestic pasta industry in relation to total market demand and from strategic actions relating to market share.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products.  U.S. Foodservice accounted for approximately 17% and 12% of net revenues for the years ended July 31, 2003 and 2002, respectively. No customer represented greater than 10% of revenues for the year ended July 31, 2001. The Company’s top 10 customers accounted for 58% of revenues in fiscal year 2003, 51% of revenues in fiscal year 2002, and 48% of revenues in fiscal year 2001. Pasta sales volumes consisted of 63% Retail and 37% Institutional for fiscal year 2003, 66% Retail and 34% Institutional for fiscal year 2002, and 63% Retail and 37% Institutional for fiscal year 2001.

The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time. Occasionally, a pricing commitment is agreed to with a term of one year or less. The Company has entered into long-term marketing agreements, including volume and pricing commitments, with U.S. Foodservice and Safeway, Inc. through December 31, 2006 and August 31, 2006, respectively. The Company has entered into an agreement with Gruppo Euricom (“EU”) to be the exclusive distributor of EU’s Italian pasta and rice products in the United States and Canada with an initial term through August 2006. These products are primarily sold in the private label retail and foodservice markets.

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

Competition in the Pasta Market

The pasta market is highly competitive and includes several well-established enterprises. Those competitors are primarily independent companies and, to a lesser extent, divisions or subsidiaries of other, larger, food products companies. In addition, the Company competes against foreign suppliers, including Italian and Turkish enterprises, that sell pasta in the United States.

The Company markets in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co. label to date has slight penetration in local area markets in the Dakotas and Minnesota. The Zia Briosa label is marketed through club stores on the West Coast and its Pasta Sanita label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States.

The Company’s top competitors in the private label retail market include American Italian Pasta Company and New World Pasta Company. These private label retail sales compete with retail branded products distributed primarily by American Italian Pasta Company (Muellers, R&F, Anthony’s, Golden Grain/Mission brands et al), New World Pasta Company (Ronzoni, San Georgio, Skinner, American Beauty, Creamette, Prince brands et al), Barilla and a variety of smaller domestic and imported brands.

In the Foodservice market, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s “Dakota Growers” foodservice brand is sold throughout the United States to independent distributors and national chain accounts.

The Company focuses a majority of its ingredient marketing efforts on companies that do not also manufacture the dry pasta ingredient for their end-products. The Company’s top competitors in the Ingredient market include American Italian Pasta Company, Philadelphia Macaroni Co. Inc., and A. Zerega’s Sons, Inc., as

well as foreign competitors that sell product in the United States. A large portion of the Ingredient market production capacity is represented by self-suppliers, which include Kraft Foods, Campbell Soup Company, ConAgra, Inc., General Mill, Inc. and Stouffers Corporation.

The competitive environment in our industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry has experienced capacity changes and restructuring in recent years. American Italian Pasta Company opened a pasta production facility in Arizona while New World Pasta Company closed certain pasta manufacturing facilities during the past year. The Company believes that current pasta production capacity continues to exceed the current demand for pasta.

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

In September 2002, the U.S. Durum Growers Association and the North Dakota Wheat Commission filed petitions for the imposition of countervailing and antidumping duties on durum and hard red spring wheat marketed by the Canadian Wheat Board. The U.S. International Trade Commission (“ITC”) commenced countervailing duty and antidumping investigations in response to the petition. In October 2003, the ITC determined that U.S. industry is not materially injured with respect to imports of durum wheat from Canada. As a result of the ITC’s determinations, no countervailing duty or antidumping duty order has been issued on imports of durum wheat from Canada.

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. The U.S. Customs Service (Customs) distributes antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received a payment of approximately $1.0 million under the Act in its fiscal year 2003. Although these duties may enable the Company to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company.

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

Intellectual Property Rights

The Company relies on a combination of trade secret, trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark Office for the sale of dry pasta: Pasta Growers®, Pasta Sanita®, Zia Briosa®, Primo Piatto® and Dakota Growers Pasta Co.®.

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

Employees

As of October 1, 2003, the Company had 388 employees, 94 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2004 and September 30, 2005. The Company considers its employee relations to be very good.

Risk Factors

The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Additional risks that we do not yet know of, or currently believe are immaterial, may also impair the business operations of the Company.

Consumer Trends

As the Company competes exclusively in the dry pasta industry, changes in consumer trends that result in lowered demand for dry pasta may have a material adverse effect on the Company’s financial condition and results of operations. The Company believes the most significant consumer trend that may lower the overall demand for dry pasta is the move by many consumers to a low carbohydrate lifestyle.

Competitive Environment

Both the U.S. pasta industry and world pasta industry are extremely competitive. The Company competes in all dry pasta markets – retail store brand, foodservice and ingredient, with larger, national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. The pasta industry in the U.S. as well as in Italy is faced with excess production capacity. New World Pasta Company closed certain production facilities while American Italian Pasta Company completed construction of a pasta production facility in Arizona during the past year. Some companies have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment, especially in the retail private label and ingredient markets, has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

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

Product Concentration

The Company competes exclusively in the dry pasta industry, with a significant portion of sales concentrated in the retail and foodservice private label markets. Any decline in pricing or demand for dry pasta, particularly within the retail and foodservice private label markets, could have a material adverse effect on the Company’s financial condition and results of operations.

Product Liability

The sale of food products for human consumption involves the risk of injury to consumers. These injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. The Company has never been involved in a product liability lawsuit. We are subject to U.S. Food & Drug Administration inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, but we cannot be certain that we will not be subject to claims or lawsuits in the future for injuries relating to the consumption of our products. The Company carries insurance for product liability claims related to our products and for the costs related to product recalls. However, we cannot be certain that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

Restrictive Loan Covenants

The Company’s loan agreements with CoBank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and working capital and achieve certain financial ratios. To the extent that the Company is unable in the future to satisfy the various conditions specified in the loan agreements, the Company’s ability to distribute dividends to its shareholders may be restricted. The failure to comply with the various loan covenants may result in interest rate penalties, restrict the Company’s corporate activities or result in a default by the Company which may have a material adverse effect on the Company’s liquidity.

Board of Directors Discretion Regarding Dividends

The Board of Directors of the Company has absolute discretion to determine the manner and amount of payment of dividends on shares of Common Stock and, subject to certain exceptions, Preferred Stock.

Retroactive Tax Treatment

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt corporations operating on a cooperative basis. The Cooperative was a nonexempt cooperative prior to conversion to a corporation on July 1, 2002. As a nonexempt cooperative, it was not taxed on amounts of patronage sourced income withheld from its members in the form of qualified per-unit retains or on amounts distributed to its members in the form of Qualified Written Notices of Allocation. Consequently, such amounts were taxed directly to the members. However, income attributable to non-patronage sources was taxed at the Cooperative level and again if distributed to the Cooperative’s members as dividends. If the Cooperative was not entitled to be taxed under Subchapter T or if significant portions of income were from non-patronage sources, its income would be taxed when earned by the Cooperative and the members would be taxed when dividends were distributed.

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

Available Information

The Company’s Internet website address is www.dakotagrowers.com. We make available, free of charge through the “Investors” portion of our website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “1934 Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available through our website.

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

The Carrington mill became operational in January 1994, was expanded in 1996 and again in 1999. It has the capacity to grind 40,000 bushels of durum per day, and over twelve million bushels per year. It has grain silos with a capacity to hold 870,000 bushels. Its semolina production capability meets the requirements of all of the Company’s pasta manufacturing capacity, with excess capacity available for semolina sales to other producers.

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

The Company owns the warehouse facilities at the Carrington and New Hope plants. These facilities are supplemented by public warehouses in California, Kansas, Minnesota, New York, North Dakota, Oregon and Washington where inventory is maintained and redistributed for the needs of specific customers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2003.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 1, 2003 there were 1,305 holders of the Company’s Common Stock.

Two unrelated companies, Variable Investment Advisers, Inc. (VIA) and Alerus Securities have established Alternative Trading Systems (ATS) to facilitate trading of the Company’s Common Stock. We do not implicitly or explicitly endorse VIA, Alerus Securities or their respective web sites, and we are not responsible for products and services that VIA or Alerus Securities provide. We do not stand behind VIA or Alerus Securities or receive any fees from either of them in connection with the services offered on their respective web sites. Links to the respective web sites of VIA and Alerus Securities are available through the “Investors” portion of the Company’s website at www.dakotagrowers.com.

As a cooperative, qualified patronage dividends had been declared and paid in prior years, although no qualified patronage dividends or corporate dividends on Common Stock have been declared within the last two fiscal years. We anticipate that dividends paid by the Company will be lower than the patronage distributions previously declared and paid by the Cooperative. Corporate dividends are affected by the amount of income taxes on corporate earnings. We anticipate that dividends will also be reduced compared to historical cooperative patronage distributions as the Board of Directors reinvests a larger portion of the entity’s earnings to fund debt repayments, working capital requirements, equipment acquisitions, market share retention and expansion, and cost-saving projects.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 2003, 2002, 2001, 2000 and 1999 has been derived from the audited consolidated financial statements of the Company (and the Cooperative for periods presented prior to the conversion from a cooperative to a corporation). The conversion of Dakota Growers Pasta Company from a cooperative to a corporation was completed effective July 1, 2002. The conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million. The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Net revenues	$136,806	$152,465	$135,921	$136,862	$124,869
Cost of goods sold	125,160	130,502	124,811	116,890	106,062
Gross profit	11,646	21,963	11,110	19,972	18,807
Marketing, general and administrative expenses	9,816	9,382	9,631	9,713	7,886
Operating income	1,830	12,581	1,479	10,259	10,921
Other expense	(2,364)	(3,365)	(3,574)	(3,929)	(2,434)
Income (loss) before income taxes	(534)	9,216	(2,095)	6,330	8,487
Charge to record deferred taxes upon conversion from a cooperative to a corporation (3)	—	6,105	—	—	—
Income tax expense (benefit)	(105)	1,277	(311)	(1,298)	499
Income (loss) before cumulative effect of change in accounting principle	(429)	1,834	(1,784)	7,628	7,988
Cumulative effect on prior years (to July 31, 1998) of changing to a different inventory valuation method (2)	—	—	—	—	(3,429)
Net income (loss)	(429)	1,834	(1,784)	7,628	4,559
Dividends on preferred stock	3	10	15	4	143
Net earnings (loss) on common/equity stock	$(432)	$1,824	$(1,799)	$7,624	$4,416

Weighted average common/equity shares outstanding	12,355	11,382	11,253	11,166	8,603
Net earnings (loss) per common/equity share outstanding before cumulative effect of accounting change	$(0.03)	$0.16	$(0.16)	$0.68	$0.91

Patronage and other dividends per average common/equity share outstanding
Declared (1)	$—	$—	$—	$0.40	$0.86
Distributed (1)	—	—	—	0.40	0.86

	As of July 31
	2003		2002		2001		2000		1999
BALANCE SHEET DATA
Cash	$5		$2,866		$3		$1,725		$3,425
Working capital	13,429		23,013		14,420		25,089		31,065
Total assets	122,390		125,541		128,658		131,857		135,873
Long-term debt (excluding current maturities)	28,263		38,274		47,594		51,626		59,116
Redeemable preferred stock	33		54		113		126		53
Stockholders’ equity	53,818		56,090		54,267		60,533		58,982

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.53	x	.68	x	.88	x	.85	x	1.00	x

(1)                      As a cooperative, qualified patronage declarations were made in October of each year based on the patronage earnings and average shares for the prior fiscal year ending July 31. Amounts shown for each fiscal year were declared and paid in the following fiscal year. Amounts reflected above include only dividends on equity stock and qualified patronage declarations, and exclude Non-Qualified Written Notices of Allocation to each member’s account as a cooperative.

(2)                      The Company changed its method of computing inventory valuations in the third quarter of fiscal year 1999 from the net realizable value method to the lower of cost or market method, determined on a first-in, first-out basis, using product specific standard costs. The impact of the change on prior years (to July 31, 1998) of $3,429,000 was included as a charge against income for the year ended July 31, 1999.

(3)                      Upon conversion from a cooperative to a corporation effective July 1, 2002, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6,105,000 during the year ended July 31, 2002.

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

Summary

Dakota Growers is the third largest pasta manufacturer in North America, and is the successor to the Cooperative by virtue of the Cooperative’s conversion to a corporation. The Company generates a majority of its revenues from manufacturing pasta for the retail store brand and foodservice markets, though we serve and continually look for opportunities in the entire dry pasta industry. We have implemented an identity preservation program to provide our customers food safety, traceability and quality during every step from the field to the plate. The Company also has a certified organic program and markets organic pasta through its Dakota Growers

Pasta Co.® retail label, as well as into the private label retail, foodservice, and ingredient markets. Imported pasta is distributed via an exclusive agreement with Gruppo Euricom, the second largest pasta manufacturer in Italy.

The Company incurred a net loss of $0.4 million for the year ended July 31, 2003, compared to net earnings of $1.8 million for the year ended July 31, 2002. The net loss before income taxes totaled $0.5 million for fiscal year 2003 compared to income before income taxes of $9.2 million for fiscal year 2002. The major factors contributing to the decrease in net earnings include lower pasta sales volumes, increased durum and per unit manufacturing costs, increased inventory carrying costs associated with higher inventory levels during the second half of fiscal 2003, and costs associated with the restructuring of certain forward warehouse arrangements. Although the Company was generally successful in increasing sales prices to pass-through the higher cost of durum, the timing of the sales price adjustments realized lagged behind the increase in durum costs. Therefore, the Company was unable to fully recover the increase in durum costs through timely sales price increases.

The Company experienced a considerable drop in net earnings during the last six months of fiscal year 2003 primarily due to lower pasta sales volumes. Net income for first six months of fiscal year 2003 totaled $2.3 million compared to a net loss of $2.7 million incurred during the last six months of fiscal 2003. Foodservice sales decreased significantly in the second half of fiscal 2003 compared to first half of fiscal 2003, primarily due to the fact that sales volumes to U.S. Foodservice were down 67%. Sales to U.S. Foodservice during the Company’s second fiscal quarter 2003 were inordinately high relative to prior periods, which the Company was led to believe was being fueled by increased demand by U.S. Foodservice customers for dry pasta products. In addition, the Company had received information suggesting that its third fiscal quarter 2003 sales to U.S. Foodservice, while below second fiscal quarter 2003 levels, would be relatively consistent with historical third quarter U.S. Foodservice sales. While the Company had no reason to question the reliability of this information at that time, it has since learned that the information was inaccurate. The Company now believes that demand by U.S. Foodservice customers during the Company’s second fiscal quarter 2003 had not increased appreciably relative to prior periods, that U.S. Foodservice over-purchased product from the Company during the second quarter of fiscal 2003 and that, as a result, U.S. Foodservice maintained excess inventories of the Company’s product during the Company’s third and fourth fiscal quarters of 2003. Based on published news reports, it is the Company’s understanding that certain procurement executives of U.S. Foodservice have been terminated following an internal U.S. Foodservice investigation for alleged accounting improprieties, and that the Securities and Exchange Commission is now conducting an investigation related to those alleged improprieties. Sales to U.S. Foodservice have gradually returned to normalized historical levels.

Co-pack sales to New World Pasta Company also decreased significantly and unexpectedly in the third quarter of fiscal 2003. New World Pasta was the second largest customer of the Company in the first two quarters of fiscal 2003. Co-pack sales comprised approximately 6% of the Company’s net revenues for the year ended July 31, 2003, although co-pack sales represented only 2% of the Company’s net revenues for the third and fourth quarters of fiscal 2003. The Company believes that the sudden decrease in sales volumes to New World Pasta was attributable to several factors, including overpurchasing of product in earlier quarters, a decrease in demand for New World Pasta products and a change in management at New World Pasta resulting in what the Company understands was a decision to temporarily emphasize “in-house” manufacturing over outsourcing. Although the Company is again co-packing for New World Pasta, the Company is unable to reliably forecast if sales to New World Pasta will continue at current levels, if at all, in the future.

The Company had not anticipated as severe a decrease in sales volumes beginning in its third fiscal quarter 2003 based on information provided to it by its customers prior to the third quarter, and the Company based its production output on that information. This, in turn, resulted in increased inventories as well as manufacturing and logistical inefficiencies. The Company has reduced labor costs to better match production with current demand and continues to evaluate further revenue enhancement and cost reduction opportunities. Highly competitive pricing continues in a majority of the dry pasta industry markets. Therefore, the Company is likely to face further pricing pressure to maintain or gain market share, and opportunities to pass through increases in input costs in the short-term, other than under contractual pass-through arrangements, appear to be limited.

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

The conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million in fiscal year 2002.

The comparability of results after the conversion versus those in prior periods was affected by the income tax status change associated with the conversion from a cooperative to a corporation.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) asset impairment, and (c) income taxes.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due and our historical experience. If the financial condition of our customers would deteriorate, additional allowances may be required in the future which could have an adverse impact on our future operating results.

Asset Impairment

We are required to evaluate our long-lived assets for impairment whenever indicators of impairment exist, and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the future cash flows and fair values related to these assets. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is more likely than not that the deferred tax assets as of July 31, 2003 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of Fiscal Years ended July 31, 2003 and 2002

Net Revenues. Net revenues totaled $136.8 million for the year ended July 31, 2003, a decrease of $15.7 million, or 10.3%, compared to $152.5 million for the year ended July 31, 2002. The decrease was primarily due to lower pasta sales volumes offset partially by higher per unit selling prices related mainly to the pass through of durum cost increases.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $13.6 million, or 14.7%, primarily as a result of a 15.6% decrease in sales volume. The loss of two larger retail customers from the prior year combined with a decrease in co-pack sales accounted for much of the retail sales volume decrease. Foodservice revenues increased $2.4 million, or 7.5%, primarily driven by a 6.1% increase in per unit selling prices. Ingredient revenues decreased $2.7 million, or 20.3%, resulting mainly from a 26.4% decrease in sales volumes offset partially by higher per unit sales prices. The decline in ingredient sales resulted primarily from the loss of one customer in this market due to competitive pricing issues.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales for the year ended July 31, 2003, decreased $1.8 million from the prior year. The decrease resulted primarily from lower sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $125.2 million for the year ended July 31, 2003, a decrease of 4.1% compared to the $130.5 million reported for the year ended July 31, 2002. The $5.3 million decrease resulted mainly from lower sales volumes offset by higher durum wheat costs, higher per unit manufacturing costs, increased inventory carrying costs associated with higher inventory levels during the second half of fiscal 2003, and costs associated with the restructuring of certain forward warehouse arrangements. Gross profit as a percentage of net revenues decreased from 14.4% to 8.5% primarily as a result of these factors.

Marketing, General and Administrative (“MG&A”) Expenses. MG&A expenses for the year ended July 31, 2003 totaled $9.8 million compared to $9.4 million for the year ended July 31, 2002. The $0.4 million increase was primarily the result of costs associated with compliance under the Sarbanes-Oxley Act of 2002. MG&A expenses as a percentage of net revenues increased from 6.2% to 7.2% primarily due to the decrease in net revenues.

Interest Expense. Interest expense for the year ended July 31, 2003, totaled $3.4 million, down slightly from $3.9 million for the year ended July 31, 2002. The decrease was due to lower average outstanding debt levels combined with lower interest rates. Cash and equity patronage refunds received from CoBank totaling $126,000 and $228,000 have been netted against interest expense for the years ended July 31, 2003 and 2002, respectively.

Interest and Other Income. Interest and other income totaled $1.1 million for the year ended July 31, 2003 compared to $0.5 million for year ended July 31, 2002. The increase resulted primarily from a net payment of approximately $1.0 million received by the Company during fiscal year 2003 from the U.S. Customs Service (“Customs”) pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”). The payment was received in conjunction with the distribution by Customs of antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. The income tax benefit for the year ended July 31, 2003 was $0.1 million. Upon conversion to a corporation in fiscal year 2002, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million for the year ended July 31, 2002. Income tax expense for the year ending July 31, 2002, excluding the charge to record deferred taxes upon conversion noted above, was $1.3 million. Such expense related to income taxes on nonpatronage net earnings while a cooperative and corporate net income.

Net Income (Loss). The Company incurred a net loss of $0.4 million for the year ended July 31, 2003 compared to net income of $1.8 million for the year ended July 31, 2002. The decrease in earnings resulted primarily from lower sales volumes combined with manufacturing and distribution cost increases as noted above.

Comparison of Fiscal Years ended July 31, 2002 and 2001

Net Revenues. Net revenues totaled $152.5 million for the year ended July 31, 2002, an increase of $16.6 million, or 12.2%, compared to $135.9 million for the year ended July 31, 2001. The increase was primarily due to higher pasta sales volumes.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $8.3 million, or 9.9%, as a result of a 12.0% increase in sales volumes offset by lower per unit selling prices.  Foodservice revenues increased $4.8 million, or 17.4%, primarily due to volume growth of 16.6%. Growth in the foodservice market was driven by expansions and acquisitions by our customers. Ingredient revenues decreased $1.8 million, or 12.0%, mainly as a result of a 13.4% decrease in sales volumes. The ingredient sales volume decline resulted primarily from the loss of two customers in this market due to competitive pricing issues. The Company anticipates highly competitive pricing will continue in the ingredient market.

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

Net Income (Loss). Net income for the year ended July 31, 2002 was $1.8 million compared to a $1.8 million net loss incurred for the year ended July 31, 2001. The $3.6 million increase resulted primarily from higher sales volumes combined with increased gross margins due to cost reductions, offset by the $6.1 million deferred income tax charge noted above.

Liquidity and Capital Resources

The Company meets its liquidity requirements from cash provided by operations, short-term borrowings under its credit facility, and outside debt financing. Working capital as of July 31, 2003 was $13.4 million compared to $23.0 million as of July 31, 2002.

The Company secured a $19 million revolving credit facility with CoBank in February 2003, covering the period from February 25, 2003 through February 23, 2004. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds and is secured by property, equipment, and current assets of the Company. The balance outstanding under the revolving line of credit as of July 31, 2003 totaled $9.7 million. The Company had no balance outstanding under its revolving line of credit at July 31, 2002.

The Company’s long-term financing is provided through various secured term loans and secured notes with CoBank and institutional investors. A majority of the Company’s long-term debt is fixed-rate with a small portion being variable. Variable interest rates on term loans are based on CoBank’s cost of funds.

The various debt agreements with CoBank and institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Master Loan Agreement (as amended) with CoBank requires the Company to maintain the following ratios: (a) a current ratio of not less than 1.20 to 1.0 through and including April 30, 2004, and of not less than 1.35 to 1.0 thereafter, (b) a long term debt to net worth ratio (adjusted to reflect a current ratio of 1.35:1.00) of not greater than 1.10 to 1.00, and (c) a consolidated funded debt to consolidated cash flow ratio of not more than 4.0 to 1.0 calculated on a trailing four quarter basis through and including April 30, 2004, and of not more than 3.0 to 1.0 thereafter. The Company cannot pay dividends on capital stock in excess of minimum requirements if such action will cause noncompliance with any financial condition, without the prior written consent of CoBank. The Note Purchase Agreement (as amended) with the institutional investors requires the Company to maintain the following: (a) consolidated net worth of not less than the sum of (1) $27,000,000 plus (2) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998, (b) a trailing twelve month ratio of consolidated cash flow to consolidated fixed charges of not less than 2.0 to 1.0 at the end of each fiscal quarter, and (c) a ratio of consolidated funded debt to consolidated cash flow ratio not to exceed 3.0 to 1.0 determined at the end of each fiscal quarter for the immediately preceding four fiscal quarters. The Notes (as amended) require the rate of interest on the unpaid balance be increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes. The Company was in compliance with all debt covenants (as amended) as of July 31, 2003 and the date of this filing.

We anticipate that dividends paid by the Company will be lower than the patronage distributions previously received from the Cooperative. Corporate dividends are affected by the amount of income taxes on corporate earnings. We anticipate that dividends will also be reduced compared to historical cooperative patronage distributions as the Board of Directors reinvests a larger portion of the entity’s earnings to fund debt repayments, working capital requirements, equipment acquisitions, market share retention and expansion, and cost-saving projects.

Net cash used for operations totaled $1.0 million for the year ended July 31, 2003 compared to net cash provided by operations of $10.8 million and $4.4 million for the years ended July 31, 2002 and 2001, respectively. The $11.8 million decrease from fiscal year 2002 to 2003 was primarily due to the decrease in net income, increases in payments made under long-term marketing agreements and higher working capital requirements mainly related to inventory. The $6.4 million increase from fiscal 2001 to fiscal 2002 was mainly due to the increase in net income (excluding non-cash deferred income tax adjustments).

Net cash used for investing activities totaled $0.4 million for the year ended July 31, 2003. The Company redeemed short-term investments of $2.0 million during fiscal 2003 which were previously restricted (See Note 13 – Related Party Transactions to the consolidated financial statements). Offsetting this amount were payments for mill and pasta equipment as well as package design costs. Net cash from investing activities totaled $2.9 million for the year ended July 31, 2002, and resulted primarily from proceeds received on the sale of certain pasta production equipment under a sale-leaseback transaction, offset by payments made for milling and pasta equipment, intangible assets and package design costs. The sale-leaseback transaction generated $5.0 million in available funds, which were used at the time to secure and expand the Company’s sales efforts. Net cash used in investing activities totaled $3.4 million for the year ended July 31, 2001 related primarily to the purchase of pasta production equipment. A significant portion of the equipment expenditures for fiscal year 2001 related to the installation of a lasagna line in the New Hope, Minnesota plant. Most of the Company’s technology assets are under lease agreements, which allow the Company to stay relatively current with changing technologies.

Net cash used for financing activities totaled $1.5 million for the year ended July 31, 2003. The Company paid $1.8 million for the repurchase of stock during the year ended July 31, 2003 (See Note 13 — Related Party Transactions to the consolidated financial statements). The remaining cash used for the fiscal year 2003 related to debt principal payments offset by net borrowings under our revolving credit facility.  Net cash used for financing activities totaled $10.8 million for the year ended July 31, 2002, mainly related to payments made on our credit facility and long-term debt. Net cash used for financing activities was $2.7 million for the year ended July 31, 2001, and related primarily to payments for long term debt and patronage distributions offset by proceeds from short term financing. Cash patronage distributions to members of the Cooperative totaled $4.5 million for the year ended July 31, 2001.

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2003, the Company had outstanding commitments for grain purchases totaling $7.4 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable. Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $1.3 million for fiscal year 2004 and $0.3 million for fiscal year 2005. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004. The Company paid $5.0 million under long-term customer marketing agreements during fiscal year 2003 and had no other significant commitments related to such agreements as of July 31, 2003.

The following table summarizes the Company’s contractual obligations as of July 31, 2003 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$38,274	$10,011	$16,718	$9,545	$2,000
Durum purchase obligations	7,355	7,355	—	—	—
Operating leases	3,991	1,166	2,723	102	—

	$49,620	$18,532	$19,441	$9,647	$2,000

Management believes that net cash to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
DAKOTA GROWERS PASTA COMPANY, INC.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
Dakota Growers Pasta Company, Inc.
Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. (a North Dakota corporation) as of July 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended July 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended July 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota
August 27, 2003

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2003 AND 2002
(In Thousands, Except Share Information)

	2003	2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$2,866

Short-term investments (restricted)	—	1,974

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,012 and $792	9,852	16,504

Other receivables	1,225	360

Inventories	28,082	19,636

Prepaid expenses	3,940	2,258

Deferred income taxes	569	466

Total current assets	43,673	44,064

PROPERTY AND EQUIPMENT
In service	108,263	106,885
Construction in process	868	371
	109,131	107,256
Less accumulated depreciation	(41,799)	(35,762)

Net property and equipment	67,332	71,494

INVESTMENTS IN COOPERATIVE BANKS	2,413	2,350

INTANGIBLE ASSETS	539	686

OTHER ASSETS	8,433	6,947

	$122,390	$125,541

	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$9,705	$—
Current portion of long-term debt	10,011	9,320
Accounts payable	3,793	6,471
Excess outstanding checks over cash on deposit	2,219	—
Accrued liabilities	4,516	5,260

Total current liabilities	30,244	21,051

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	28,263	38,274
DEFERRED INCOME TAXES	9,845	9,833
OTHER LIABILITIES	187	239

Total liabilities	68,539	69,397

REDEEMABLE PREFERRED STOCK

Series A, 6% cumulative, $100 par value, 533 shares authorized, 333 and 467 shares issued and outstanding as of July 31, 2003 and 2002, respectively	33	47
Series B, 2% non-cumulative, $100 par value, 525 shares authorized, 0 and 75 shares issued and outstanding as of July 31, 2003 and 2002, respectively	—	7

Total redeemable preferred stock	33	54

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 shares issued	126	126
Additional paid-in capital	60,188	60,188
Treasury stock at cost, 294,456 and 0 shares as of July 31, 2003 and 2002, respectively	(1,840)	—
Accumulated deficit	(4,769)	(4,337)

Total stockholders’ equity	53,818	56,090

Total liabilities and stockholders’ equity	$122,390	$125,541

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2003, 2002, AND 2001
(In Thousands, Except Per Share Amounts)

	2003	2002	2001

Net revenues (net of discounts and allowances of $16,706, $17,056 and $17,312 for 2003, 2002 and 2001, respectively)	$136,806	$152,465	$135,921

Cost of goods sold	125,160	130,502	124,811

Gross profit	11,646	21,963	11,110

Marketing, general and administrative expenses	9,816	9,382	9,631

Operating income	1,830	12,581	1,479

Other income (expense)
Interest and other income	1,063	477	373
Gain (loss) on disposition of property, equipment and other assets	(13)	23	201
Interest expense, net	(3,414)	(3,865)	(4,148)

Income (loss) before income taxes	(534)	9,216	(2,095)

Charge to record deferred taxes upon conversion from a cooperative to a corporation	—	6,105	—

Income tax expense (benefit)	(105)	1,277	(311)

Net income (loss)	(429)	1,834	(1,784)
Dividends on preferred stock	3	10	15

Net earnings (loss) on common/equity stock	$(432)	$1,824	$(1,799)

Net earnings (loss) per common/equity share
Basic	$(0.03)	$0.16	$(0.16)

Diluted	$(0.03)	$0.16	$(0.16)

Weighted average common/equity shares outstanding
Basic	12,355	11,382	11,253

Diluted	12,609	11,415	11,275

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2003, 2002 AND 2001
(In Thousands, Except Share Information)

	Number of shares
	Series C Convertible Preferred Stock	Series D Delivery Preferred Stock	Membership Stock	Equity Stock	Common Stock	Treasury Stock

BALANCE, JULY 31, 2000	924	—	1,158	11,253,121	—	—
Net membership stock retired	—	—	(2)	—	—	—

BALANCE, JULY 31, 2001	924	—	1,156	11,253,121	—	—
Net membership stock retired	—	—	(9)	—	—	—
Series C preferred stock converted to equity stock	(924)	—	—	22,176	—	—
Equity adjustments for conversion from a cooperative to a corporation	—	11,275,297	(1,147)	(11,275,297)	12,554,747	—

BALANCE, JULY 31, 2002	—	11,275,297	—	—	12,554,747	—
Purchase of treasury stock	—	—	—	—	—	294,456

BALANCE, JULY 31, 2003	—	11,275,297	—	—	12,554,747	294,456

	Series C Convertible Preferred Stock	Series D Delivery Preferred Stock	Membership Stock	Equity Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Allocated Accumulated Earnings		Unallocated Accumulated Earnings (Deficit)		Total
									Qualified	Non-Qualified	Patronage	Non-member

BALANCE, JULY 31, 2000	$92	$—	$145	$28,133	$—	$22,876	$—	$—	$—	$1,931	$7,589	$(233)	$60,533
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Net membership stock retired	—	—	(1)	—	—	—	—	—	—	—	—	—	(1)
Net loss for the year ended July 31, 2001	—	—	—	—	—	—	—	—	—	—	(1,542)	(242)	(1,784)
Patronage allocations	—	—	—	—	—	—	—	—	4,466	2,665	(7,131)	—	—
Patronage paid	—	—	—	—	—	—	—	—	(4,466)	—	—	—	(4,466)
BALANCE, JULY 31, 2001	$92	$—	$144	$28,133	$—	$22,876	$—	$—	$—	$4,596	$(1,099)	$(475)	$54,267
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(9)	(1)	(10)
Net membership stock retired	—	—	(1)	—	—	—	—	—	—	—	—	—	(1)
Series C preferred stock converted to equity stock	(92)	—	—	55	—	37	—	—	—	—	—	—	—
Net income for the eleven months ended June 30, 2002 (represents net income while a cooperative)	—	—	—	—	—	—	—	—	—	—	6,137	1,419	7,556
Patronage allocations	—	—	—	—	—	—	—	—	—	4,586	(4,586)	—	—
Equity adjustments for conversion from a cooperative to a corporation	—	113	(143)	(28,188)	126	37,275	—	1,385	—	(9,182)	(443)	(943)	—
Net loss for the month ended July 31, 2002 (represents net loss after conversion to a corporation, including charge to record deferred taxes upon conversion)	—	—	—	—	—	—	—	(5,722)	—	—	—	—	(5,722)
BALANCE, JULY 31, 2002	$—	$113	$—	$—	$126	$60,188	$—	$(4,337)	$—	$—	$—	$—	$56,090
Preferred dividends declared	—	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	(1,840)	—	—	—	—	—	(1,840)
Net loss for the year ended July 31, 2003	—	—	—	—	—	—	—	(429)	—	—	—	—	(429)
BALANCE, JULY 31, 2003	$—	$113	$—	$—	$126	$60,188	$(1,840)	$(4,769)	$—	$—	$—	$—	$53,818

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2003, 2002 AND 2001
(In Thousands)

	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(429)	$1,834	$(1,784)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities:
Depreciation and amortization	9,249	8,813	8,859
Undistributed patronage capital from cooperatives	(63)	(139)	(204)
(Gain) loss on disposition of property, equipment and other assets	13	(23)	(201)
Deferred income taxes	(91)	5,590	(318)
Payments for long-term marketing costs	(5,000)	(2,250)	(5,038)
Changes in assets and liabilities
Trade receivables	6,652	(4,944)	1,330
Other receivables	(865)	778	(545)
Inventories	(8,446)	1,414	731
Prepaid expenses	(790)	71	40
Other assets	10	49	(100)
Accounts payable	(2,678)	2,071	296
Excess outstanding checks over cash on deposit	2,219	(1,072)	1,072
Grower payables	—	(969)	(318)
Other accrued liabilities	(744)	(449)	602

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(963)	10,774	4,422

INVESTING ACTIVITIES
Purchases of property and equipment	(2,006)	(1,085)	(4,005)
Proceeds from sale of property, equipment and other assets	3	5,079	1,050
Purchases of intangible assets	—	(735)	—
Redemption of short term investments	1,974	—	—
Payments for package design costs	(390)	(343)	(440)

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(419)	2,916	(3,395)

	2003	2002	2001

FINANCING ACTIVITIES
Net change in short-term notes payable	9,705	(8,100)	6,225
Payments on long-term debt	(9,320)	(2,657)	(4,479)
Preferred stock issued	—	—	—
Preferred stock retirements	(21)	(59)	(13)
Dividends paid on preferred stock	(3)	(10)	(15)
Memberships issued	—	1	—
Memberships retired	—	(2)	(1)
Patronage distributions	—	—	(4,466)
Purchase of treasury stock	(1,840)	—	—

NET CASH USED FOR FINANCING ACTIVITIES	(1,479)	(10,827)	(2,749)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,861)	2,863	(1,722)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,866	3	1,725

CASH AND CASH EQUIVALENTS, END OF YEAR	$5	$2,866	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$3,544	$3,742	$4,375

Income taxes (refunded)	$1,193	$1,720	$(21)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred gain on sale-leaseback transaction	$—	$256	$—

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2003, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion and Nature of Business

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that was organized on January 30, 2002 for the specific purpose of consummating the conversion of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), into a corporation. The conversion of the Cooperative from a cooperative to a corporation was completed by means of a series of mergers, the last of which was effective July 1, 2002, with the Company being the ultimate surviving entity in the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative

The aforementioned conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of approximately $6.1 million (see Note 7 – Income Taxes).

The Company operates milling and pasta manufacturing facilities in Carrington, North Dakota. In addition, the Company’s wholly owned subsidiary, Primo Piatto, Inc. (“Primo Piatto”), a Minnesota corporation, operates pasta manufacturing facilities in New Hope, Minnesota.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Primo Piatto, Inc., its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2002 and for the years ended July 31, 2002 and 2001 to facilitate comparability with the statements as of and for the year ended July 31, 2003. Such reclassifications have no effect on the net result of operations.

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

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and will cease to be depreciated. SFAS No. 144 also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $16,706,000, $17,056,000 and $17,312,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Short-term Investments (Restricted)

Short-term investments (restricted) at July 31, 2002 represent certificates of deposit that were pledged as security for loans made by a financial institution, which had restricted such investments, to certain officers of the Company to exercise stock options. The Company repurchased a portion of the Company’s common stock held by these officers in November 2002 (see also Note 13 – Related Party Transactions). The proceeds received by the officers in conjunction with the repurchase were used to pay off their loans with the financial institution. As a result, the Company’s certificates of deposit were no longer restricted.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $1,012,000 and $792,000 as of July 31, 2003 and 2002, respectively.

One customer accounted for 17% of accounts receivable as of July 31, 2003. A separate customer accounted for 33% of accounts receivable as of July 31, 2002. Sales to one customer represented 17% and 12% of net revenues for the years ended July 31, 2003 and 2002, respectively. No customer represented greater than 10% of accounts receivable or net revenues as of and for the year ended July 31, 2001.

The following summarizes balance and activity information related to the allowance for cash discounts and doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at End of Year

Allowance for cash discounts:
Year ended July 31, 2003	$185	$2,089	$(2,148)	$126
Year ended July 31, 2002	150	2,365	(2,330)	185
Year ended July 31, 2001	148	2,346	(2,344)	150

Allowance for doubtful accounts:
Year ended July 31, 2003	$607	$281	$(2)	$886
Year ended July 31, 2002	460	405	(258)	607
Year ended July 31, 2001	200	260	—	460

Allowance for cash discounts and doubtful accounts:
Year ended July 31, 2003	$792	$2,370	$(2,150)	$1,012
Year ended July 31, 2002	610	2,770	(2,588)	792
Year ended July 31, 2001	348	2,606	(2,344)	610

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Finished goods	$22,549	$14,343
Raw materials and packaging	5,533	5,293

	$28,082	$19,636

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

Interest is capitalized on construction projects of higher cost and longer duration. Interest capitalized totaled $7,000, $6,000 and $112,000 for the years ended July 31, 2003, 2002 and 2001.

The initial acquisition of land by the Company is stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $6,100,000, $6,572,000 and $7,003,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Details relative to property and equipment are as follows (in thousands):

	2003	2002

Land and improvements	$2,893	$2,865
Buildings	22,213	22,003
Equipment	83,157	82,017

Property and equipment in service	108,263	106,885
Construction in process	868	371
Less accumulated depreciation	(41,799)	(35,762)

	$67,332	$71,494

Investments in Cooperative Banks

Investments in cooperative banks are stated at cost, plus unredeemed patronage refunds received in the form of capital stock. Patronage refunds estimated to be received are shown as other receivables or other assets.

Intangible Assets

The Company acquired certain intangible assets for $735,000 in fiscal year 2002. Such intangibles consisted mainly of customer-based intangibles and covenants not to compete. The Company believes these assets have a finite life and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is amortizing the amounts on a straight-line basis over a five-year estimated useful life. Amortization expense for the years ended July 31, 2003 and 2002 totaled $147,000 and $49,000, respectively.

Details relative to intangible assets are as follows (in thousands):

	2003	2002

Gross Amount:
Customer-based intangibles	$405	$405
Covenants not to compete	330	330
	735	735
Accumulated Amortization:
Customer-based intangibles	(108)	(27)
Covenants not to compete	(88)	(22)
	(196)	(49)
Net:
Customer-based intangibles	297	378
Covenants not to compete	242	308

	$539	$686

The estimated amortization expense for each of the fiscal years ending July 31 is as follows (in thousands):

2004	$147
2005	147
2006	147
2007	98

$539

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $3,536,000 and $2,918,000 as of July 31, 2003 and 2002, respectively.

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

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2003	2002

Package design costs	$597	$821
Prepaid marketing costs	7,606	5,855
Debt issuance costs	91	122
Other	139	149

	$8,433	$6,947

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2003	2002

Accrued promotional costs	$1,217	$1,519
Accrued interest	1,091	1,252
Accrued freight	706	733
Other	1,502	1,756

	$4,516	$5,260

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

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

Prior to the conversion from a cooperative to a corporation, the Company was taxed as a non-exempt cooperative for federal income tax purposes. Business conducted with the Cooperative’s members constituted patronage business as defined by the Internal Revenue Code. The Cooperative calculated income from patronage sources based on income derived from bushels of durum delivered by Cooperative members. Non-patronage income was derived from the resale of wheat flour containing spring wheat flour purchased from non-members, the resale of pasta purchased from non-members, the resale of semolina purchased from non-members, rental income, certain amounts of interest income, and any income taxes assessed on non-member business.

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

Stockholders’ Equity/Members’ Investment

Under the cooperative structure, accumulated unallocated earnings represented cumulative net income which had not been allocated to members, while accumulated non-qualified allocated earnings represented earnings which had been allocated to members based on patronage but not distributed or qualified for income tax purposes. Patronage allocations are reflected in the financial statements in the period in which such allocations were declared by the Board of Directors.

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

Earnings per Share

The Company has presented earnings per share (EPS) for the years ended July 31, 2003, 2002 and 2001 using the guidelines established in Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic EPS is calculated by dividing net earnings on common/equity stock by the weighted average number of common/equity shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

Dilutive securities, consisting of options and convertible preferred stock, included in the calculation of diluted weighted average common/equity shares totaled 254,000 shares, 33,000 shares and 22,000 shares for the years ended July 31, 2003, 2002 and 2001, respectively. As the Company’s stock is only traded in a small secondary market, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

NOTE 2 - SHORT-TERM NOTES PAYABLE

The Company has a $19 million revolving credit facility with CoBank, which matures on February 23, 2004. The revolving line has a variable interest rate (3.47% at July 31, 2003) not to exceed CoBank’s National Variable Rate plus 1% and is secured by property, equipment, and current assets of the Company. The balance outstanding on the revolving line of credit as of July 31, 2003 was $9,705,000. There was no balance outstanding on the line at July 31, 2002.

Weighted average interest rates on short-term borrowings were 3.67%, 5.12% and 6.97% for the years ended July 31, 2003, 2002 and 2001, respectively.

NOTE 3 - LONG-TERM DEBT

Information regarding long-term debt at July 31, 2003 and 2002 is as follows (in thousands):

	2003	2002

Term loans from CoBank due in quarterly installments of $685,000 plus interest through December 31, 2004, variable interest on $20,000 (3.92% at July 31, 2003), remainder at 8.68% to 8.76%, collateralized by property and equipment	$4,020	$6,000

Term loans from CoBank due in quarterly installments of $625,000 plus interest through December 31, 2004, variable interest on $625,000 (3.92% at July 31, 2003), remainder at 8.68% to 8.76%, collateralized by property and equipment	3,625	6,125

Non-patronage term loan from CoBank due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by property and equipment	7,200	8,400

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 commencing August 1, 2002 through August 1, 2008, interest at 8.04%, collateralized by property and equipment	15,429	18,000

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 commencing August 1, 2002 through August 1, 2010, interest at 8.14%, collateralized by property and equipment	8,000	9,000

Notes paid in full during fiscal year 2003	—	69

Total long-term debt	38,274	47,594
Less current portion	10,011	9,320

Net long-term debt	$28,263	$38,274

Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,

2004	$10,011
2005	7,176
2006	4,771
2007	4,771
2008	4,771
Thereafter	6,774

$38,274

The Company has a $7,200,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s loan agreements with its lenders contain certain covenants related to, among other matters, the maintenance of certain working capital, leverage, and debt service ratios and a minimum net worth requirement. The Company was in compliance with these loan covenants (as amended) as of July 31, 2003.

The Company incurred $3,547,000, $4,099,000 and $4,508,000 of interest on long and short-term debt and other obligations in fiscal years 2003, 2002 and 2001, respectively, of which $7,000, $6,000 and $112,000 was capitalized in the respective periods. Patronage income from cooperative banks of $126,000, $228,000 and $248,000 was netted against interest expense on the statement of operations for the years ended July 31, 2003, 2002 and 2001, respectively.

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

Prior to conversion to a corporation, the net income allocable to patronage business totaled $6,137,000 for the year ended July 31, 2002. The net loss allocable to patronage business totaled $1,542,000 for the year ended July 31, 2001.

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

In November 2002, the Board of Directors approved the repurchase of 294,456 shares of the Company’s common stock from certain executive officers of the Company. The Company purchased these shares for $1,840,350 or $6.25 per share (see also Note 13 – Related Party Transactions). These shares were held in treasury as of July 31, 2003.

NOTE 5 - REDEEMABLE PREFERRED STOCK

The Cooperative issued 800 shares of Series A Preferred Stock in fiscal 2000, of which 467 shares had been redeemed as of July 31, 2003. Each share of Series A Preferred Stock entitles its holder to receive a cumulative annual dividend of 6% of the $100 par value per share. The Series A Preferred Stock is scheduled to be redeemed ratably on a quarterly basis through December 2005.

Each share of Series B Preferred Stock entitles its holder to receive a non-cumulative annual dividend of 2% of the $100 par value per share when and as declared by the Board of Directors. All shares of the Series B Preferred Stock were redeemed as of July 31, 2003.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and completed six months of service as defined in the plan document. Effective January 1, 2003, the 401(k) plan was amended, and the Company match was changed to 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Previously the Company matched 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $345,000, $319,000 and $342,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions for the years ended July 31, 2003, 2002 and 2001 totaled $81,000, $72,000 and $99,000, respectively.

NOTE 7 - INCOME TAXES

The conversion from a cooperative to a corporation effectuated via a series of mergers, the last of which was completed July 1, 2002, is treated under Code Section 368(a)(1)(F) as a reorganization. A corporation that survives a reorganization defined in Code Section 368(a)(1)(F) is treated for tax purposes as a continuation of its predecessor, accordingly, the Company retained the fiscal year, accounting methods, tax elections and other tax attributes of the Cooperative.  However, because it no longer operates on a cooperative basis after the conversion, the Company is taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends.

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

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2003 and 2002 related to temporary differences are as follows (in thousands):

	2003	2002

Deferred tax assets
AMT credit carryforward	$1,221	$831
Accounts receivable allowances	346	237
Accrued expenses and other reserves	223	323
Total deferred tax assets	1,790	1,391

Deferred tax liabilities
Property and equipment	(11,066)	(10,758)

Net deferred tax liabilities	$(9,276)	$(9,367)

Classified in the accompanying balance sheets as follows:

	2003	2002

Current assets	$569	$466
Noncurrent liabilities	(9,845)	(9,833)

Net deferred tax liabilities	$(9,276)	$(9,367)

The Company has an AMT credit carryforward of $1,221,000 at July 31, 2003, which may be carried forward indefinitely. Management believes it is more likely than not that the deferred tax assets as of July 31, 2003 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense (benefit) for the years ended July 31, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001

Current income tax expense (benefit)	$(78)	$1,792	$7
Prior year underaccrual	64	—	—
Deferred income taxes	(91)	(515)	(318)
	(105)	1,277	(311)
Charge to record deferred taxes upon conversion from a cooperative to a corporation	—	6,105	—

Income tax expense (benefit)	$(105)	$7,382	$(311)

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Federal statutory income tax rate	(34.0)%	34.0%	(34.0)%
Adjustment of prior year accrual	12.0	—	—
State income taxes, net of federal income tax effect	(5.0)	5.0	(5.0)
Patronage (earnings) loss	—	(25.1)	34.5
Adjustment of deferred taxes (patronage versus nonpatronage use of property)	—	—	(15.2)
Charge to record deferred taxes upon conversion from a cooperative to a corporation	—	66.0	—
Other (net)	7.0	0.2	4.9

Effective income tax rate	(20.0)%	80.1%	(14.8)%

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

The carrying amount of cash and cash equivalents, receivables, payables, short-term debt and other current assets and liabilities approximates fair value because of the short maturity and/or frequent repricing of those instruments.

The Company believes it is not practical to estimate the fair value of the securities of non-subsidiary cooperatives without incurring excessive costs because there is no established market for these securities and it is inappropriate to estimate future cash flows, which are largely dependent on future patronage earnings of the non-subsidiary cooperatives.

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2003 and 2002.

NOTE 9 - OPERATING LEASES

The Company leases various items of equipment, primarily rail cars, pasta equipment, forklifts and computers.

Future obligations for the above leases for the fiscal years ended July 31 are as follows (in thousands):

2004	$1,166
2005	1,067
2006	985
2007	671
2008	60
Thereafter	42

$3,991

Lease expense totaled $1,485,000, $1,014,000 and $988,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

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

2004	$863
2005	863
2006	863
2007	576

$3,165

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2003, the Company had outstanding commitments for grain purchases totaling $7,355,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $1,318,000 for fiscal year 2004 and $330,000 for fiscal year 2005. This agreement expires October 31, 2004. The Company has also transferred the obligation for a certain building lease to Sky. If Sky were unable to perform under the existing lease, the Company would be obligated to make payments under this lease over the remaining term. Current monthly payments under this lease total approximately $67,000, and the lease expires April 30, 2004.

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

The Company is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 - STOCK OPTION PLANS

On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Cooperative members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued as of July 31, 2003. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Board of Directors on November 21, 2002. All options granted under the 2002 Plan are non-qualified stock options and are for the purchase of the Company’s Common Stock. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 2002 Plan is 294,456 shares, all of which have been issued as of July 31, 2003. Stock options granted under the 2002 Plan expire 10 years from the date of grant.

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by the Company’s shareholders at the Annual Meeting on January 11, 2003. No options have yet been granted under the 2003 Plan. The 2003 Plan covers 500,000 shares of the Company’s Common Stock. Participation in this Plan shall be limited to officers, directors, employees, vendors or consultants of the Company or any subsidiary of the Company. Options granted under the 2003 Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the 2003 Plan administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code and the regulations promulgated there under. The stock options generally expire 10 years from the date of grant. If the employment of the Optionee is terminated by any reason other than his or her death or disability, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

The following table sets forth information regarding stock options outstanding and exercisable:

	Options to purchase Series C Convertible Preferred Stock
	Number of Series C Convertible Preferred Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 2001	—
Exercised	—
Granted	2,045	$100	$100.00
Canceled/Expired	—

Outstanding at July 31, 2002	2,045	$100	$100.00	2,045
Exercised	—
Granted	686	$150	$150.00
Canceled/Expired	—

Outstanding at July 31, 2003	2,731	$100 - $150	$112.56	2,731

	Options to purchase Common Stock
	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 2002	—
Exercised	—
Granted	294,456	$6.25	$6.25
Canceled/Expired	—

Outstanding at July 31, 2003	294,456	$6.25	$6.25	294,456

The Company applies APB No. 25 in accounting for employee stock options. Accordingly, no compensation expense was recorded during the years ended July 31, 2003, 2002 and 2001 related to the issuance or exercise of stock options. The fair value of the stock options granted during fiscal years 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (excluding a volatility assumption): 2003 - risk free interest rate of 2.5%, expected dividend yield of zero and an expected life of 3 years; 2002 - risk free interest rate of 3.6%, expected dividend yield of zero and an expected life of 3 years. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” would not have had a material impact on net income and earnings per share for the periods presented.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company had pledged certificates of deposit as security for loans, totaling approximately $1,974,000, made by a financial institution to Timothy J. Dodd, President and Chief Executive Officer, and Thomas P. Friezen, Chief Financial Officer, to exercise stock options. These loans matured December 1, 2002.

In accordance with the provisions of the Sarbanes-Oxley Act of 2002, the Board of Directors approved the repurchase of 190,800 and 103,656 shares of the Company’s Common Stock from Messrs. Dodd and Friezen, respectively. The repurchase was completed in November 2002. In conjunction with the repurchase of these shares at $6.25 per share, Messrs. Dodd and Friezen received proceeds of $1,192,500 and $647,850, respectively. In addition, Mr. Friezen received additional gross proceeds of $229,993 under a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans. Messrs. Dodd and Friezen also received $81,311 and $53,425, respectively, under compensatory transactions for the interest on the loans made by the financial institution to exercise stock options. The proceeds received by Messrs. Dodd and Friezen were used to pay off their loans with the financial institution. As a result, the Company’s certificates of deposit were no longer restricted. The Company redeemed the certificates of deposit in December 2002. Finally, Messrs. Dodd and Friezen were granted stock options to purchase 190,800 and 103,656 shares, respectively, of the Company’s Common Stock with an exercise price of $6.25 per share. Such options were first exercisable on December 2, 2002.

The Company had advanced funds to Mr. Dodd and Mr. Friezen under promissory agreements to cover personal (unaudited) alternative minimum taxes and other costs generated as a result of these officers exercising stock options. Interest on the advances is charged at the applicable federal rate as published by the Internal Revenue Service. Certain of these promissory notes became due in conjunction with the repurchase of Common Stock from Messrs. Dodd and Friezen noted above. The Compensation Committee approved forgiving the principal ($92,153) and interest ($11,093) on these promissory notes along with an additional compensatory transaction of $63,292 to cover estimated personal income taxes the officers incurred on the promissory note forgiveness.

Amounts due from officers as of July 31, 2003 and 2002 totaled $82,000 and $190,000, respectively.

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

NOTE 14 - CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

The U.S. Customs Service (“Customs”) published, on July 3, 2002, a notice of intention to distribute antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”). The Company received a payment of approximately $1,000,000 from Customs under the Offset Act in December 2002. In June 2003, the Company repaid Customs approximately $34,000 pursuant to a reclamation request from Customs. The net proceeds of $966,000 have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 15 -  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended July 31, 2003:

Net revenues	$37,331	$40,740	$29,435	$29,300
Gross profit	5,207	4,728	1,295	416
Operating income (loss)	2,891	1,562	(801)	(1,822)
Net income (loss)	1,247	1,045	(928)	(1,793)
Basic net earnings (loss) per common/equity share	0.10	0.08	(0.08)	(0.15)

Year ended July 31, 2002:

Net revenues	$37,546	$37,020	$37,668	$40,231
Gross profit	5,904	4,997	5,654	5,408
Operating income	3,475	2,616	3,180	3,310
Net income (loss)	2,558	1,733	2,204	(4,661)
Basic net earnings (loss) per common/equity share	0.23	0.15	0.20	(0.40)

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. A non-cash, nonrecurring charge of $6.1 million to record deferred taxes upon conversion from a cooperative to a corporation was recorded in the fourth quarter of fiscal year 2002.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The Board of Directors currently consists of nine members. The Board may consist of a minimum of seven members and a maximum of fifteen members. The Articles of Incorporation and Bylaws of the Company require that at least five members of the Board of Directors be residents of the State of North Dakota and that at least three members be agricultural producers. Each of the current directors was previously a director of the Cooperative. The Board of Directors is divided into three classes: Class I, Class II and Class III. There is an equal number of directors in each of Class I, Class II and Class III, except that, if the Board of Directors consists of a number of directors such that mathematically there cannot be a equal number of directors in each of Class I, Class II and Class III, then the one remaining director shall be made a member of Class I and, if there is more than one remaining director, the first remaining director shall be made a member of Class I and the second remaining director shall be made a member of Class II.  Each director in each of Class I, Class II and Class III will hold office until the third regular meeting of shareholders following the regular meeting of the shareholders at which such director or such director’s predecessor was elected, until his successor shall have been elected and shall qualify, or until he resigns or is removed.

The table below sets forth certain information concerning the directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name	Age	Term Expires	Class

John S. Dalrymple III	55	2006	I
Allyn K. Hart	64	2005	III
Roger A. Kenner (1)	54	2004	II
James F. Link	76	2006	I
Eugene J. Nicholas	58	2004	II
John D. Rice, Jr. (1)	49	2006	I
Jeffrey O. Topp	44	2004	II
Curtis R. Trulson	51	2005	III
Michael E. Warner	53	2005	III

(1) Mr. Kenner and Mr. Rice are first cousins.

John S. Dalrymple III.  Mr. Dalrymple has been Chairman of the Board of Directors since 1991. He became Lieutenant Governor of North Dakota in 2000. Mr. Dalrymple had been a state representative since 1984 and served as Chairman of the House Appropriations Committee and of the Budget Section of the North Dakota House of Representatives. He previously served on the board of directors of the U.S. Durum Growers Association. He has been a farmer in the Casselton area since 1971.  He serves on the board of directors of the U.S. Chamber of Commerce.

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

Committees of the Board of Directors

The Audit Committee is responsible for assessing and ensuring the independence of the independent auditor, evaluating audit performance, approving the services to be provided by the independent auditor, evaluating policies and procedures relating to internal accounting function and controls, and reviewing and approving the Company’s annual audited financial statements before issuance, subject to approval by the Board of Directors. The members of the Audit Committee are Messrs. Trulson, Dalrymple and Warner, each of whom is independent, as they are not employees of the Company and have no other relationships which would prevent them from being considered independent pursuant to the Company’s policies and applicable laws and regulations. The Board of Directors has determined that Mr. Trulson qualifies as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations.

The Compensation Committee makes recommendations to the Board of Directors of the Company regarding stock and compensation plans, approves transactions of certain officers and authorizes the granting stock options.  Messrs. Dalrymple, Trulson and Warner are members of the Compensation Committee.

The Nomination Committee is responsible for recommending nominees to the Board of Directors of the Company. Under the Company’s current bylaws, the Nomination Committee consists of the Company’s Chairman, Vice Chairman, and Chief Executive Officer.

The Policy Committee provides oversight of the Company’s governance obligations to assure compliance with all applicable laws, regulations, Articles of Incorporation and By-laws, operating pursuant to a written Policy Committee Charter adopted by the Company’s Board of Directors. Messrs. Hart, Trulson and Link are member of the Policy Committee.

Compensation of Directors

The Company provides its directors with minimal compensation, consisting of (i) a per diem payment of $200 (except for the Chairman who will receive $250 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $450 (except for the Chairman who receives $500 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	48	President and Chief Executive Officer
Thomas P. Friezen	44	Chief Financial Officer
Eldon Buschbom	55	Vice President, Operations (Minnesota)
Susan M. Clemens	42	Vice President, Human Resources and Administration
James D. Cochran	35	Vice President, Supply Chain
Jack B. Hasper	62	Vice President, Sales and Marketing
Radwan Ibrahim	59	Vice President, Quality Assurance
Edward O. Irion	32	Vice President, Finance and Chief Accounting Officer
David E. Tressler	49	Vice President, Operations (North Dakota)

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

Thomas P. Friezen.  Mr. Friezen is the Chief Financial Officer of the Company. Mr. Friezen joined the Company in April 1995 as Vice President, Finance and became Chief Financial Officer in August 2000. Mr. Friezen is a member of the board of directors of CDT, Inc., a development stage water technology company. Mr. Friezen is a certified public accountant.

Eldon F. Buschbom.  Mr. Buschbom has been Vice President, Operations (Minnesota) since May 30, 2000. He joined Borden Foods in February 1996 as Engineering Manager. Mr. Buschbom served as Vice President of Engineering and Manufacturing Technology for Primo Piatto, Inc. from August 1997 to February 1998.  Prior to joining the Company, Mr. Buschbom was Plant Manager for Steel Prep, Inc., and during the previous 14 years, held various engineering and manufacturing operations management positions with divisions of Pillsbury including American Beauty Pasta, Green Giant Frozen Vegetables, Totino’s Pizza and the International Foods Division.

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

Code of Conduct

The Company adopted a Code of Conduct during fiscal 2003 applicable to all employees. A Code of Ethics certification for senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer, is included within the Code of Conduct.

A copy of the Company’s Code of Conduct will be provided, without charge, upon written request to:

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and each of the four next highest paid officers for the fiscal year ended July 31, 2003 and the two prior fiscal years.

Summary Compensation Table

					Long-Term Compensation Awards
Name and Principal Position	Annual Compensation				Series C Preferred Securities Underlying Options (#)	Common Stock Securities Underlying Options (#)	All Other Compen- sation (2)
	Fiscal Year	Salary	Bonus	Other Annual Compen- sation (1)

Timothy J. Dodd	2003	$202,566	$112,130	$9,273	686	190,800	$221,716
President and Chief	2002	192,920	63,534	5,936	1,291	—	—
Executive Officer	2001	185,652	—	6,234	—	—	—

Thomas P. Friezen	2003	173,628	34,540	9,670	—	103,656	309,551
Chief Financial Officer	2002	172,310	16,263	5,658	754	—	—
	2001	137,955	—	4,813	—	—	—

Jack B. Hasper (3)	2003	136,500	25,169	14,440	—	—	—
Vice President,	2002	45,000	—	3,736	—	—	—
Sales and Marketing	2001	—	—	—	—	—	—

David E. Tressler	2003	115,840	22,214	9,203	—	—	—
Vice President, Operations	2002	110,295	11,196	4,003	—	—	—
(North Dakota)	2001	106,152	—	1,378	—	—	—

James D. Cochran	2003	115,840	22,234	4,580	—	—	—
Vice President,	2002	110,323	6,790	3,822	—	—	—
Supply Chain	2001	106,217	—	3,881	—	—	—

(1)          Includes the Company’s 401(k) matching contribution, excess life insurance and the taxable portion of reimbursable business expenses.

(2)          Compensation resulting from transactions to effect compliance with the Sarbanes-Oxley Act of 2002. See “Transactions with Executive Officers” under “Item 13. Certain Relationships and Related Transactions” for further information.

(3)          Mr. Hasper became an employee of the Company in March 2002.

Option Grants in Fiscal Year 2003

The following table sets forth certain information with respect to stock options granted to purchase Series C Convertible Preferred Stock during the fiscal year ended July 31, 2003.

Name	Preferred Shares Underlying Options Granted	Percent of Total Options Granted	Exercise Price ($/SH)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%

Timothy J. Dodd	686	100%	$150.00	01/01/2013	$66,577	$175,655

The following table sets forth certain information with respect to stock options granted to purchase Common Stock during the fiscal year ended July 31, 2003.

Name	Common Shares Underlying Options Granted	Percent of Total Options Granted	Exercise Price ($/SH)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%

Timothy J. Dodd	190,800	65%	$6.25	12/01/2012	$771,559	$2,035,647
Thomas P. Friezen	103,656	35%	$6.25	12/01/2012	$419,165	$1,105,907

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

Options Exercised in Fiscal Year 2003 and Unexercised Options at July 31, 2003

The following table summarizes stock option exercises and total number of options held for Series C Convertible Preferred Stock at the end of fiscal year 2003.

	Series C Convertible Preferred Stock Acquired	Value	Number of Series C Convertible Preferred Shares Underlying Unexercised Options at July 31, 2003		Value of Unexercised In-the-Money Options at July 31, 2003 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	1,977	—	$—	$—
Thomas P. Friezen	—	—	754	—	—	—

The following table summarizes stock option exercises and total number of options held for Common Stock at the end of fiscal year 2003.

	Common Stock Acquired	Value	Number of Common Shares Underlying Unexercised Options at July 31, 2003		Value of Unexercised In-the-Money Options at July 31, 2003 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	190,800	—	$—	$—
Thomas P. Friezen	—	—	103,656	—	—	—

(1) There is no established public trading market for the Company’s securities; therefore, the Company is unable to estimate the value of unexercised options as of July 31, 2003.

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

Stock Option Plans

On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Cooperative members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued as of July 31, 2003. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Board of Directors on November 21, 2002. All options granted under the 2002 Plan are non-qualified stock options and are for the purchase of the Company’s Common Stock. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 2002 Plan is 294,456 shares, all of which have been issued as of July 31, 2003. Stock options granted under the 2002 Plan expire 10 years from the date of grant.

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by the Company’s shareholders at the Annual Meeting on January 11, 2003. No options have been granted under the 2003 Plan. The 2003 Plan covers 500,000 shares of the Company’s Common Stock. Participation in this Plan shall be limited to officers, directors, employees, vendors or consultants of the Company or any subsidiary of the Company. Options granted under the 2003 Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the 2003 Plan administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code and the regulations promulgated there under. The stock options generally expire 10 years from the date of grant. If the employment of the Optionee is terminated by any reason other than his or her death or disability, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

Employee Benefit Plans

The Company and its subsidiary, Primo Piatto, Inc., have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and completed six months of service as defined in the plan document. Effective January 1, 2003, the 401(k) plan was amended, and the Company match was changed to 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Previously the Company matched 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $345,000, $319,000 and $342,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions for the years ended July 31, 2003, 2002 and 2001 totaled $81,000, $72,000 and $99,000, respectively.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2003, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information as to the beneficial ownership of the Company’s Common Stock, Series C Convertible Preferred Stock and Series D Delivery Preferred Stock by (a) each person known by us to beneficially own more than 5% of the issued and outstanding shares of the Company’s voting securities, (b) each of the Company’s executive officers, (c) each of the Company’s directors and (d) all of the Company’s directors and executive officers as a group.

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2003 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securities
Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Total Common Stock	Number of Shares of Series C Preferred	Percent of Total Series C Preferred	Number of Shares of Series D Preferred (10)	Percent of Total Series D Preferred

John S. Dalrymple III (1)	370,368	3.0%	—	—	333,000	3.0%

Allyn K. Hart	16,723	0.1	—	—	15,000	0.1

Roger A. Kenner (2)	155,596	1.3	—	—	140,000	1.2

James F. Link (3)	59,656	0.5	—	—	54,550	0.5

Eugene J. Nicholas (4)	65,525	0.5	—	—	58,951	0.5

John D. Rice, Jr. (5)	22,583	0.2	—	—	20,200	0.2

Jeffrey O. Topp (6)	219,718	1.8	—	—	196,420	1.7

Curtis R. Trulson (7)	68,624	0.6	—	—	61,750	0.5

Michael E. Warner	63,441	0.5	—	—	57,038	0.5

Timothy J. Dodd (8)	252,934	2.0	1,977	72.4%	238,248	2.1

Thomas P. Friezen (8)	126,959	1.0	754	27.6	121,752	1.1

All directors and officers as a Group (11 persons) (9)	1,422,127	11.3	2,731	100.0	1,296,909	11.4

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

(8)          Messrs. Dodd and Friezen have been granted options to purchase 1,977 and 754 shares, respectively, of the Company’s Series C Preferred Stock and 190,800 and 103,656 shares, respectively, of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Messrs. Dodd and Friezen include 47,448 and 18,096 shares, respectively, of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Messrs. Dodd and Friezen includes 47,448 and 18,096 shares, respectively, of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Messrs. Dodd and Friezen also include 190,800 and 103,656 shares, respectively, of Common Stock issuable upon exercise of options to purchase Common Stock.

(9)          The number of shares of Common Stock and Series D Delivery Preferred Stock and the percentage of the total number of shares of Common Stock and Series D Delivery Preferred Stock beneficially owned by all directors and executive officers as a group are shown on a fully-diluted basis, based upon 12,620,291 shares of Common Stock and 11,340,841 shares of Series D Delivery Preferred Stock issued and outstanding on a fully-diluted basis.

(10)    Certain of the named beneficial owners have tendered shares of the Company’s Series D Delivery Preferred stock in response to a tender offer for up to 3,000,000 shares of the Company’s Series D Delivery Preferred Stock, which was received by the Company’s shareholders on or about November 6, 2002. The deadline for shareholder responses to that tender offer was November 25, 2002. (The tender offer is described in a Form 8-K filed by the Company on November 15, 2002). As of the date of this Annual Report, the named beneficial owners do not yet have information regarding whether the tender has been or will be accepted in whole or in part by the offeror in the tender offer. In addition, completion of the sale of any shares of Series D Delivery Preferred Stock that have been tendered is subject to a variety of contingencies regarding the actual completion of the purchase. As a result, the named beneficial owners who have tendered shares of the Company’s Series D Delivery Preferred stock believe that beneficial ownership of the shares tendered in response to the tender offer have not yet changed hands.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plan as of July 31, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

	Options to purchase Series C Convertible Preferred Stock (1)
Equity compensation plans approved by security holders	2,731	$112.56	—

	Options to purchase Common Stock
Equity compensation plans approved by security holders	—	$—	500,000

Equity compensation plans not approved by security holders	294,456	$6.25	—

(1) Each share of Series C Convertible Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Executive Officers

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

In addition, Mr. Friezen received additional gross proceeds of $229,993 under a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans. Messrs. Dodd and Friezen also received $81,311 and $53,425, respectively, under compensatory transactions for the interest on the loans made by the financial institution to exercise stock options. The proceeds received by Messrs. Dodd and Friezen were used to pay off their loans with the financial institution. As a result, the Company’s certificates of deposit were no longer restricted. The Company redeemed the certificates of deposit in December 2002. Finally, Messrs. Dodd and Friezen were granted stock options to purchase 190,800 and 103,656 shares, respectively, of the Company’s Common Stock with an exercise price of $6.25 per share. Such options were first exercisable on December 2, 2002.

The Company had advanced funds to Mr. Dodd and Mr. Friezen under promissory agreements to cover personal alternative minimum taxes and other costs generated as a result of these officers exercising stock options. Interest on the advances is charged at the applicable federal rate as published by the Internal Revenue Service. Certain of these promissory notes became due in conjunction with the repurchase of Common Stock from Messrs. Dodd and Friezen noted above. The Compensation Committee approved forgiving the principal ($92,153) and interest ($11,093) on these promissory notes along with an additional compensatory transaction of $63,292 to cover estimated personal income taxes the officers incurred on the promissory note forgiveness.

The current outstanding principal balance of funds advanced to officers and the highest amounts of outstanding advances for indebtedness of management exceeding $60,000 at any time since the beginning of fiscal year 2003 are set forth below.

	Current Outstanding Balance	Highest Amounts Outstanding

Timothy J. Dodd	$47,000	$123,658
Thomas P. Friezen	35,000	66,495

The current outstanding balances of $47,000 and $35,000 for Messrs. Dodd and Friezen, respectively, were advanced subject to promissory notes in effect prior to the enactment of the Sarbanes-Oxley Act of 2002. There has been no material modificaion of the terms or any renewal of these promissory notes.

Purchase of Certain Assets

The Company’s Vice President of Sales and Marketing is Mr. Jack B. Hasper. Prior to his employment with the Company, Mr. Hasper was part-owner of a sales and marketing firm from which the Company purchased certain assets during fiscal year 2002. In conjunction with the purchase of such assets, Mr. Hasper entered into a Covenant not to Compete with the Company for a period extending through March 31, 2007. The Company paid Mr. Hasper $100,000 in consideration for entering into the aforementioned Covenant not to Compete.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2003 and 2002 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2003	2002

Audit Fees	$54	$43
Audit-Related Fees (a)	10	19
Tax Fees (b)	26	7
All Other Fees	—	—

Total Fees (c)	$90	$69

(a)   Primarily benefit plan audit services.

(b)   Primarily tax advisory and preparation services.

(c)   The Audit Committee and/or Board of Directors have approved all fees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following are filed as part of this report:

1.         Financial Statements

Independent Auditor’s Report

Consolidated Balance Sheets as of July 31, 2003 and 2002

Consolidated Statements of Operations for the years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.         Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.         Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended July 31, 2003.

4.         Exhibits

2.1                                 Second Amended and Restated Plan of Merger between Dakota Growers Pasta Company and Dakota Growers Pasta Restructuring Cooperative. (Incorporated by reference to Exhibit 2.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

2.2                                 Second Amended and Restated Merger Agreement between Dakota Growers Pasta Restructuring Cooperative and Dakota Growers Corporation. (Incorporated by reference to Exhibit 2.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

2.3                                 Second Amended and Restated Merger Agreement between Dakota Growers Corporation and the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 2.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

2.4                                 Second Amended and Restated Transaction Agreement between Dakota Growers Pasta Company, Dakota Growers Pasta Restructuring Cooperative, Dakota Growers Corporation and the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 2.4 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

3.1                                 Second Amended and Restated Articles of Incorporation of the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 3.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

3.2                                 Second Amended and Restated Bylaws of the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 3.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

3.3                                 Certificate of Designation of Series E Junior Participating Preferred Stock of the Company, formerly Dakota Growers Restructuring Company, Inc. (Incorporated by reference to Exhibit 3.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

4.1                                 Note Purchase Agreement dated July 15, 1998. (Incorporated by reference to Exhibit 4.1 from Dakota Growers Pasta Company’s Amendment No. 1 to Form S-1 Registration Statement on Form S-1/A, File No. 333-65071, declared effective October 21, 1998).

4.2                                 Waiver and First Amendment to Note Purchase Agreements dated November 28, 2000. (Incorporated by reference to Exhibit 4.1 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended October 31, 2000).

4.3                                 Waiver and Second Amendment to Note Purchase Agreement and Notes dated June 1, 2001. (Incorporated by reference to Exhibit 4.3 from Dakota Growers Pasta Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001, File No. 33-99834).

10.1                           Indenture of Lease between RLN Leasing, Inc. and Dakota Growers Pasta Company dated May 1, 1997. (Incorporated by reference to Exhibit 10.10 from Dakota Growers Pasta Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as amended on September 30, 1998, File No. 33-99834). Confidential treatment has been granted with respect to portions of this Exhibit.

10.2                           Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1998).

10.3                           Distribution and Marketing Alliance Agreement between Dakota Growers Pasta Company and Gruppo Euricom dated August 15, 2000. (Incorporated by reference to Exhibit 10.3 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001). Confidential treatment has been granted with respect to portions of this Exhibit.

10.4                           Five-Year Contract Extension between Dakota Growers Pasta Company and U.S. Foodservice dated December 28, 2000. (Incorporated by reference to Exhibit 10.4 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001). Confidential treatment has been granted with respect to portions of this Exhibit.

10.5                           Master Loan Agreement and Supplements dated June 20, 2001 between Dakota Growers Pasta Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.7 from Dakota Growers Pasta Company’s Annual Report on Form 10-K, File No. 33-99834, for the fiscal year ended July 31, 2001).

10.6                           Amendment to Loan Agreement dated January 24, 2002 between Dakota Growers Pasta Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2002).

10.7                           First Amendment: Five-Year Contract Extension between Dakota Growers Pasta Company and U.S. Foodservice dated December 20, 2001. (Incorporated by reference to Exhibit 10.3 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2002). Confidential treatment has been granted with respect to portions of this Exhibit.

10.8                           Co-packing Agreement dated April 30, 2002 between Dakota Growers Pasta Company and New World Pasta Company. (Incorporated by reference to Exhibit 10.2 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 2002). Confidential treatment has been granted with respect to portions of this Exhibit.

10.9                           Master Lease Agreement dated March 6, 2002 and related Schedule A dated March 29, 2002 between Dakota Growers Pasta Company and Farm Credit Leasing Services Corporation. (Incorporated by reference to Exhibit 10.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.10                     Amended and Restated Share Rights Agreement, dated as of April 19, 2002, by and among the Company, formerly Dakota Growers Restructuring Company, Inc., and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.11                     Executive Employment Agreement, dated March 25, 2002, between Dakota Growers Pasta Company and Jack Hasper. (Incorporated by reference to Exhibit 10.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.12                     Amendment dated February 11, 2003 to the Master Loan Agreement dated June 20, 2001 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2003).

10.13                     Statused Revolving Credit Supplement and Term Supplements dated February 11, 2003 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2003).

10.14                     Security Agreement dated February 11, 2003 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.3 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2003).

10.15                     Continuing Guarantee Agreement dated February 11, 2003 between Primo Piatto, Inc., a wholly-owned subsidiary of the Company, and CoBank, ACB. (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2003).

10.16                     Dakota Growers Pasta Company, Inc. 2002 Stock Option Plan.

10.17                     Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan.

10.18                     Amendment dated July 29, 2003 to the Master Loan Agreement dated June 20, 2001 between the Company and CoBank, ACB.

21                                    Subsidiary of the registrant.

Name of Subsidiary	Jurisdiction of Incorporation

Primo Piatto, Inc.	Minnesota

23                                    Consent of Independent Auditor; Eide Bailly LLP.

31.1                           Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2                           Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd

Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND PRINCIPAL EXECUTIVE OFFICER

Dated: October 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 29, 2003

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	October 29, 2003

Vice President – Finance and
/s/ Edward O. Irion	Chief Accounting Officer
Edward O. Irion	(Principal Accounting Officer)	October 29, 2003

/s/ John S. Dalrymple III
John S. Dalrymple III	Director	October 29, 2003

/s/ John D. Rice, Jr.
John D. Rice, Jr.	Director	October 29, 2003

Signature	Title	Date

/s/ Curt R. Trulson
Curt R. Trulson	Director	October 29, 2003

/s/ Allyn K. Hart
Allyn K. Hart	Director	October 29, 2003

/s/ Roger A. Kenner
Roger A. Kenner	Director	October 29, 2003

/s/ James F. Link
James F. Link	Director	October 29, 2003

/s/ Eugene J. Nicholas
Eugene J. Nicholas	Director	October 29, 2003

/s/ Jeffrey O. Topp
Jeffrey O. Topp	Director	October 29, 2003

/s/ Michael E. Warner
Michael E. Warner	Director	October 29, 2003