Form 10-Q
period 2003-10-31
DAKOTA GROWERS PASTA CO INC
filed 2003-12-15
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

or

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

As of December 15, 2003, the Registrant had 12,260,291 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31, 2003	July 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$5

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,126 and $1,012, respectively	13,926	9,852

Other receivables	253	1,225

Inventories	24,875	28,082

Prepaid expenses	4,036	3,940

Deferred income taxes	569	569

Total current assets	43,664	43,673

PROPERTY AND EQUIPMENT
In service	109,199	108,263
Construction in process	366	868
	109,565	109,131
Less accumulated depreciation	(43,304)	(41,799)

Net property and equipment	66,261	67,332

INVESTMENT IN COOPERATIVE BANKS	2,413	2,413

INTANGIBLE ASSETS	502	539

OTHER ASSETS	7,966	8,433

	$120,806	$122,390

	(Unaudited)
	October 31, 2003	July 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$14,100	$9,705
Current portion of long-term debt	10,011	10,011
Accounts payable	4,646	3,793
Excess outstanding checks over cash on deposit	2,673	2,219
Accrued liabilities	4,210	4,516

Total current liabilities	35,640	30,244

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	22,182	28,263
DEFERRED INCOME TAXES	9,500	9,845
OTHER LIABILITIES	175	187
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 300 and 333 shares issued and outstanding as of October 31, 2003 and July 31, 2003, respectively	30	33

Total liabilities	67,527	68,572

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 issued	126	126
Additional paid-in capital	60,188	60,188
Treasury stock at cost, 294,456 shares	(1,840)	(1,840)
Accumulated deficit	(5,308)	(4,769)

Total stockholders’ equity	53,279	53,818

Total liabilities and stockholders’ equity	$120,806	$122,390

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended October 31,
	2003	2002
Net revenues (net of discounts and allowances of $4,742 and $4,860, respectively)	$37,649	$37,331

Cost of goods sold	35,738	32,124

Gross profit	1,911	5,207

Marketing, general and administrative expenses	2,003	2,316

Operating income (loss)	(92)	2,891

Other income (expense)
Interest and other income	1	41
Gain on disposition of property, equipment and other assets	13	13
Interest expense, net	(806)	(901)

Income (loss) before income taxes	(884)	2,044

Income tax expense (benefit)	(345)	797

Net income (loss)	(539)	1,247
Dividends on preferred stock	—	1

Net earnings (loss) on common stock	$(539)	$1,246

Net earnings (loss) per common share
Basic	$(0.04)	$0.10

Diluted	$(0.04)	$0.10

Weighted average common shares outstanding
Basic	12,260	12,555

Diluted	12,620	12,604

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)

	Three Months Ended October 31,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(539)	$1,247
Add (deduct) non-cash items
Depreciation and amortization	2,229	2,400
Gain on disposition of property, equipment and other assets	(13)	(13)
Deferred income taxes	(345)	260
Payments for long-term marketing costs	(125)	(4,000)
Changes in assets and liabilities
Trade receivables	(4,074)	1,108
Other receivables	972	33
Inventories	3,207	(1,814)
Prepaid expenses	(14)	(2)
Other assets	2	2
Accounts payable	853	(2,632)
Excess outstanding checks over cash on deposit	454	2,157
Other accrued liabilities	(306)	428

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	2,301	(826)

INVESTING ACTIVITIES
Purchases of property and equipment	(433)	(490)
Payments for package design costs	(179)	(129)

NET CASH USED FOR INVESTING ACTIVITIES	(612)	(619)

FINANCING ACTIVITIES
Net change in short-term notes payable	4,395	4,000
Payments on long-term debt	(6,081)	(5,412)
Preferred stock retirements	(3)	(3)
Dividends paid on preferred stock	—	(1)

NET CASH USED FOR FINANCING ACTIVITIES	(1,689)	(1,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(2,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	2,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for
Interest (net of amounts capitalized)	$1,366	$1,533

Income taxes	$(972)	$168

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2003 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates as the successor to Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), and its operations are a continuance of the operations of the Cooperative.

The Company operates milling and pasta manufacturing facilities in Carrington, North Dakota. In addition, the Company’s wholly owned subsidiary, Primo Piatto, Inc., a Minnesota corporation, operates pasta manufacturing facilities in New Hope, Minnesota.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2003. The information contained in the balance sheet as of July 31, 2003 was derived from the Company’s audited annual report for fiscal year 2003. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2003 include raw materials and packaging of $7,210,000 and finished goods of $17,665,000. Inventories at July 31, 2003 include raw materials and packaging of $5,533,000 and finished goods of $22,549,000.

NOTE 4 – LOAN AGREEMENTS

As of October 31, 2003, the Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio of 3.0 to 1.0 set forth in the Note Purchase Agreement (as amended) with the institutional investors. The Company has had discussions with its lenders regarding the terms of a waiver and amendment to resolve the noncompliance situation.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 360,000 and 49,000 for the three months ended October 31, 2003 and 2002, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 6 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $12,377,000 as of October 31, 2003, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 7 – MANDATORILY REDEEEMABLE PREFERRED STOCK

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” effective August 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement applies to three types of freestanding financial instruments. One type of financial instrument to which SFAS No. 150 applies is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets.

The Company had 300 shares of Series A Preferred Stock, $100 par value, outstanding as of October 31, 2003. The Series A Preferred Stock is required to be redeemed ratably on a quarterly basis through December 2005. As the shares of Series A Preferred Stock are mandatorily redeemable, these shares have been classified as a liability in the Company’s consolidated balance sheet and “dividends” paid on the Series A Preferred Stock have been recorded as interest expense upon adoption of SFAS No. 150. “Dividends” paid on Series A Preferred Stock prior to the adoption of SFAS No. 150 have not been reclassified as interest cost.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2003 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

The Company incurred a net loss of $0.5 million for the quarter ended October 31, 2003, compared to net earnings of $1.2 million for the quarter ended October 31, 2002. The major factors contributing to the decrease in net earnings were higher durum costs, higher egg costs, higher per unit manufacturing costs primarily resulting from lower production volumes, and increased inventory carrying costs associated with higher inventory levels during the quarter ended October 31, 2003 compared to the corresponding quarter of the prior year. The durum price increase was attributable to the 2002 crop year, while the significant increase in egg pricing is a current phenomenon, beginning in the summer of 2003. The Company was able to increase some sales prices over the past year to pass through the higher cost of durum, and certain price adjustments have been made for egg costs beginning in the second quarter of fiscal year 2004. However, due to continued competitive pricing pressures within the dry pasta industry, we were unable to fully recover the higher costs incurred.

A shift in the image of pasta from a health-conscious food to a high-carbohydrate food has developed into a major trend with obvious negative impacts on traditional pasta sales.  The Company is working with a group that includes food technology experts to develop a low-carbohydrate pasta alternative.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2003. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) asset impairment, and (c) income taxes.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is more likely than not that the deferred tax assets as of October 31, 2003 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended October 31, 2003 and 2002

Net Revenues. Net revenues totaled $37.6 million for the three months ended October 31, 2003, an increase of $0.3 million, or 0.9%, compared to $37.3 million for the three months ended October 31, 2002. The increase primarily resulted from higher pasta per unit selling prices related to the pass through of higher durum costs.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $0.5 million, or 1.9%, primarily as a result of a 4.1% decrease in sales volumes offset by higher per unit selling prices. Foodservice revenues increased $0.6 million, or 5.9%, primarily due to a 7.4% increase in per unit selling prices. Ingredient revenues increased $0.6 million, or 25.1%, mainly as a result of a 26.2% increase in sales volumes.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales decreased $0.4 million for the three months ended October 31, 2003, when compared to the same period of the prior year. The decrease primarily resulted from lower sales volumes.

Cost of Goods Sold. Cost of goods sold increased $3.6 million, or 11.3%, to $35.7 million for the three months ended October 31, 2003, compared to $32.1 million for the three months ended October 31, 2002. The increase resulted mainly from higher durum costs, higher per unit manufacturing costs primarily resulting from lower production volumes, and increased inventory carrying costs associated with higher inventory levels during the quarter ended October 31, 2003 compared to the corresponding quarter of the prior year. Gross profit as a percentage of net revenues decreased from 13.9% to 5.1% as a result of these factors.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $0.3 million, or 13.5%, to $2.0 million for the quarter ended October 31, 2003, compared to $2.3 million for the quarter ended October 31, 2002. MG&A expenses as a percentage of net revenues decreased from 6.2% to 5.3%.

Interest Expense. Interest expense for the three months ended October 31, 2003 totaled $0.8 million, down $0.1 million from the corresponding period of the prior year.

Income Taxes. Income tax benefit for the three months ending October 31, 2003, was $345,000, compared to income tax expense of $797,000 for the three months ending October 31, 2002.  The income tax expense and benefit reflect an effective corporate income tax rate of approximately 39%.

Net Income (Loss). The Company incurred a net loss of $0.5 for the three months ending October 31, 2003 compared to net income of $1.2 million for the three months ending October 31, 2002. The decrease in earnings resulted primarily from cost increases as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Working capital as of October 31, 2003 totaled $8.0 million compared to $13.4 million as of July 31, 2003.

The Company has a $19.0 million revolving credit facility with CoBank. The balance outstanding on the line of credit was $14.1 million as of October 31, 2003.

The various debt agreements with CoBank and the institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. As of October 31, 2003, the Company was not in compliance with the consolidated funded debt to consolidated cash flow ratio of 3.0 to 1.0, determined as of the end of the fiscal quarter for the immediately preceding four fiscal quarters, set forth in the Note Purchase Agreement (as amended) with the institutional investors. The Company has had discussions with its lenders regarding the terms of a waiver and amendment to resolve the noncompliance situation.

As noted in previous public filings with the Securities and Exchange Commission, sales volumes to the Company’s largest customer, U.S. Foodservice, increased significantly in October through December of 2002 when compared to historical levels and then fell off dramatically. Sales volumes to U.S. Foodservice were down 67% in the second half of fiscal 2003 compared to first half of fiscal 2003. The Company was led to believe the increased sales to U.S. Foodservice in October through December 2002 were being fueled by increased demand by U.S. Foodservice customers for dry pasta products. In addition, the Company had received information suggesting that its third fiscal quarter 2003 sales to U.S. Foodservice, while below second fiscal quarter 2003 levels, would be relatively consistent with historical third quarter U.S. Foodservice sales. While the Company had no reason to question the reliability of this information at that time, we subsequently learned the information was inaccurate. U.S. Foodservice sales volumes did not return to normalized historical levels until the end of fiscal year 2003. Based on published news reports, certain management personnel at U.S. Foodservice were investigated for alleged accounting improprieties. The Company believes that if U.S. Foodservice had not shifted their purchasing pattern from normalized historical quarterly levels, the Company would have remained in compliance with all financial covenants as of October 31, 2003.

Net cash from operating activities totaled $2.3 million for the three months ended October 31, 2003 compared to net cash used for operating activities of $0.8 million for the three months ended October 31, 2002. The net increase was primarily due to the reduction in inventory and lower payments for long-term marketing costs offset by the decrease in net earnings and an increase in accounts receivable.

 Net cash used for investing activities totaled $0.6 million for the three months ended October 31, 2003 and 2002, and related primarily to the purchase and installation of milling and pasta equipment.

Net cash used for financing activities totaled $1.7 million and $1.4 million for the three months ended October 31, 2003 and 2002, respectively. Substantially all of these amounts related to debt principal payments offset by net borrowings under the Company’s revolving credit facility.

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2003, the Company had outstanding commitments for grain purchases totaling $12.4 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The following table summarizes the Company’s contractual obligations as of October 31, 2003 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$32,193	$10,011	$15,408	$5,774	$1,000
Durum purchase obligations	12,377	12,377	—	—	—
Operating leases	3,863	1,320	2,465	78	—

	$48,433	$23,708	$17,873	$5,852	$1,000

Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

The U.S. Customs Service (Customs) has published a notice of intention to distribute antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2002 to September 30, 2003, to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received a net payment of $966,000 from Customs under the Act in December 2002 for duties assessed from October 1, 2001 through September 30, 2002. At this time, the Company anticipates it will again receive a payment under the Act in the latter portion of calendar year 2003, although we cannot reasonably estimate the potential amount, if any, that may be received in the future as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1                                   Non-Revolving Credit Supplement dated October 28, 2003 between the Company and CoBank, ACB.

31.1                                   Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2                                   Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1                                   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2                                   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	December 15, 2003
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	December 15, 2003
Officer)

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer	December 15, 2003
(Principal Accounting Officer)