Form 10-Q
period 2004-01-31
DAKOTA GROWERS PASTA CO INC
filed 2004-03-16
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

or

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

As of March 16, 2004, the Registrant had 12,260,291 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	(Unaudited) January 31, 2004	July 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6	$5

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,198 and $1,012, respectively	13,969	9,852

Other receivables	341	1,225

Inventories	20,954	28,082

Prepaid expenses	3,830	3,940

Deferred income taxes	569	569

Total current assets	39,669	43,673

PROPERTY AND EQUIPMENT
In service	109,297	108,263
Construction in process	425	868
	109,722	109,131
Less accumulated depreciation	(44,794)	(41,799)

Net property and equipment	64,928	67,332

INVESTMENT IN COOPERATIVE BANKS	2,413	2,413

INTANGIBLE ASSETS	466	539

OTHER ASSETS	7,402	8,433

	$114,878	$122,390

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	(Unaudited) January 31, 2004	July 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$8,400	$9,705
Current portion of long-term debt	9,796	10,011
Accounts payable	3,614	3,793
Excess outstanding checks over cash on deposit	2,805	2,219
Accrued liabilities	5,139	4,516

Total current liabilities	29,754	30,244

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	21,087	28,263
DEFERRED INCOME TAXES	9,917	9,845
OTHER LIABILITIES	162	187
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 267 and 333 shares issued and outstanding as of January 31, 2004 and July 31, 2003, respectively	27	33

Total liabilities	60,947	68,572

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 shares authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 shares issued	126	126
Additional paid-in capital	60,188	60,188
Treasury stock at cost, 294,456 shares	(1,840)	(1,840)
Accumulated deficit	(4,656)	(4,769)

Total stockholders’ equity	53,931	53,818

Total liabilities and stockholders’ equity	$114,878	$122,390

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended January 31,
	2004	2003
Net revenues (net of discounts and allowances of $4,563 and $5,034, respectively)	$35,403	$40,740

Cost of goods sold	32,361	36,012

Gross profit	3,042	4,728

Marketing, general and administrative expenses	2,007	3,166

Operating income	1,035	1,562

Other income (expense)
Interest and other income	903	1,035
Gain on disposition of property, equipment and other assets	—	11
Net loss allocated from joint venture	(144)	—
Interest expense, net	(725)	(895)

Income before income taxes	1,069	1,713

Income tax expense	417	668

Net income	652	1,045
Dividends on preferred stock	—	1

Net earnings on common stock	$652	$1,044

Net earnings per common share
Basic	$0.05	$0.08

Diluted	$0.05	$0.08

Weighted average common shares outstanding
Basic	12,260	12,340

Diluted	12,620	12,593

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended January 31,
	2004	2003
Net revenues (net of discounts and allowances of $9,305 and $9,894, respectively)	$73,051	$78,071

Cost of goods sold	68,099	68,136

Gross profit	4,952	9,935

Marketing, general and administrative expenses	4,009	5,482

Operating income	943	4,453

Other income (expense)
Interest and other income	904	1,076
Gain on disposition of property, equipment and other assets	13	24
Net loss allocated from joint venture	(144)	—
Interest expense, net	(1,531)	(1,796)

Income before income taxes	185	3,757

Income tax expense	72	1,465

Net income	113	2,292
Dividends on preferred stock	—	2

Net earnings on common stock	$113	$2,290

Net earnings per common share
Basic	$0.01	$0.18

Diluted	$0.01	$0.18

Weighted average common shares outstanding
Basic	12,260	12,448

Diluted	12,620	12,599

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$113	$2,292
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	4,354	5,093
Gain on disposition of property, equipment and other assets	(13)	(24)
Net loss allocated from joint venture	144	—
Deferred income taxes	72	478
Payments for long-term marketing costs	(125)	(5,000)
Changes in assets and liabilities
Trade receivables	(4,117)	(204)
Other receivables	884	(33)
Inventories	7,128	(4,634)
Prepaid expenses	234	(1,076)
Other assets	5	5
Accounts payable	(179)	(1,481)
Excess outstanding checks over cash on deposit	586	2,971
Other accrued liabilities	623	(750)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	9,709	(2,363)

INVESTING ACTIVITIES
Purchases of property and equipment	(619)	(949)
Proceeds on sale of property, equipment, and other assets	—	3
Redemption of short-term investments	—	1,974
Payments for package design costs	(242)	(236)
Investments in joint venture	(145)	—

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(1,006)	792

FINANCING ACTIVITIES
Net change in short-term notes payable	(1,305)	7,250
Principal payments on long-term debt	(7,391)	(6,684)
Preferred stock retirements	(6)	(14)
Dividends paid on preferred stock	—	(2)
Purchase of treasury stock	—	(1,840)

NET CASH USED FOR FINANCING ACTIVITIES	(8,702)	(1,290)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1	(2,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	2,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments (refunds) for
Interest (net of amounts capitalized)	$1,693	$1,945

Income taxes	$(972)	$1,160

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2003 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates milling and pasta manufacturing facilities in Carrington, North Dakota. In addition, the Company’s wholly owned subsidiary, Primo Piatto, Inc., a Minnesota corporation, operates pasta manufacturing facilities in New Hope, Minnesota.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2003. The information contained in the balance sheet as of July 31, 2003 was derived from the Company’s audited annual report for fiscal year 2003. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2004 include raw materials and packaging of $4,324,000 and finished goods of $16,630,000. Inventories at July 31, 2003 include raw materials and packaging of $5,533,000 and finished goods of $22,549,000.

NOTE 4 – LOAN AGREEMENTS

The Company extended its $19 million revolving credit facility with CoBank through March 31, 2004. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the revolving line of credit totaled $8,400,000 and $9,705,000 as of January 31, 2004 and July 31, 2003, respectively.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was not in compliance with certain ratios set forth in its debt agreements with CoBank and such institutional investors as of January 31, 2004. The Company is currently in discussions with CoBank and such institutional investors regarding the terms of a waiver and amendment to resolve the noncompliance situation.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 360,000 and 253,000 for the three months ended January 31, 2004 and 2003, respectively. Dilutive securities included in the calculation of diluted weighted average common shares totaled 360,000 and 151,000 for the six months ended January 31, 2004 and 2003, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 6 – STOCK OPTIONS

The Compensation Committee of the Board of Directors granted, effective February 1, 2004, incentive stock options to purchase 80,524 shares of the Company’s common stock at a per share exercise price of $4.25. The vesting of these options is subject to certain qualifications, including but not limited to, the continued employment of the optionee with the Company. Subject to the foregoing qualifications and such other certain qualifications, fifty percent of these options vest on February 1, 2005, twenty-five percent vest on February 1, 2006, and twenty-five percent vest on February 1, 2007.

NOTE 7 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

The U.S. Customs Service (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $903,000 and $1,000,000 in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. These amounts have been classified as other income. Under certain circumstances, the Company may be obligated to return certain amounts previously received by the Company under the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 8 – MANDATORILY REDEEEMABLE PREFERRED STOCK

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

The Company had 267 shares of Series A Preferred Stock, $100 par value, outstanding as of January 31, 2004. The Series A Preferred Stock is required to be redeemed ratably on a quarterly basis through December 2005. As the shares of Series A Preferred Stock are mandatorily redeemable, these shares have been classified as a liability in the Company’s consolidated balance sheet and “dividends” paid on the Series A Preferred Stock have been recorded as interest expense upon adoption of SFAS No. 150. “Dividends” paid on Series A Preferred Stock prior to the adoption of SFAS No. 150 have not been reclassified as interest cost.

NOTE 9 – INVESTMENT IN JOINT VENTURE

The Company has a 24% ownership interest in DNA Dreamfields Company, LLC, an Ohio limited liability company (“DNA Dreamfields”). The investment is accounted for using the equity method. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company made aggregate investments in DNA Dreamfields of $145,000 through January 31, 2004. Under the terms of the DNA Dreamfields operating agreement, the Company shall contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million, to DNA Dreamfields to pay for the development of supply chain, product package development, consumer research, test market launch and regional roll out, advertising and merchandising. Such contributions shall be additional capital contributions by the Company without the issuance of any additional ownership units in DNA Dreamfields.

The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM low digestible carbohydrate pasta. The Company has also entered into a services agreement with DNA Dreamfields under which it provides administrative, accounting, information technology, sales and distribution services to DNA Dreamfields. Shipments of DreamfieldsTM low digestible carbohydrate pasta began in February 2004.

NOTE 10 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $10,502,000 related to forward purchase contracts as of January 31, 2004. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company has a commitment to contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million, to DNA Dreamfields under the terms of the DNA Dreamfields operating agreement (See Note 9 – Investment in Joint Venture).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2003 under “Risk Factors”, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Net income for the six months ended January 31, 2004 totaled $0.1 million compared to $2.3 million for the six months ended January 31, 2003. Lower sales volumes along with higher raw material costs and higher per unit manufacturing costs, primarily resulting from lower production volumes, were the major factors contributing to the decrease in net earnings for the six months ended January 31, 2004 when compared to the corresponding period of the prior year. The Company was able to increase sales prices to pass through a portion of the increase in raw material costs. The Company was unable to fully recover higher costs incurred due to the continued competitive pricing environment in the dry pasta industry.

The Company has a 24% ownership interest in DNA Dreamfields Company, LLC. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM low digestible carbohydrate pasta. The Company has also entered into a services agreement with DNA Dreamfields under which it provides administrative, accounting, information technology, sales and distribution services to DNA Dreamfields. The Company believes that the DreamfieldsTM line of products is well suited for what the Company views as an increased demand for low carbohydrate products, and that the increased sales and shift from lower margin customers and products will ultimately provide greater profit margins. The Company expects to incur significant expenses associated with its commitments to DNA Dreamfields relating to the new product roll-out in its third fiscal quarter 2004. DreamfieldsTM low digestible carbohydrate pasta has been accepted for distribution into nearly 10,000 grocery outlets nationwide, with shipments beginning in February 2004.

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

Income Taxes

In determining income for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is more likely than not that the deferred tax assets as of January 31, 2004 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended January 31, 2004 and 2003

Net Revenues. Net revenues decreased $5.3 million, or 13.1%, to $35.4 million for the three months ended January 31, 2004, from $40.7 million for the three months ended January 31, 2003. The decrease for the three months ended January 31, 2004 primarily resulted from lower pasta sales volumes.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $2.6 million, or 12.0%, primarily as a result of a 9.1% decrease in sales volumes. A significant factor relating to the decrease in retail sales volumes was a decline in co-pack sales, primarily to New World Pasta Company. Co-pack sales comprised only 2.2% of net revenues for the quarter ended January 31, 2004 compared to 8.9% of net revenues for the quarter ended January 31, 2003. Foodservice revenues decreased $4.0 million, or 30.0%, as a result of a 32.8% decrease in sales volumes. The large decrease in foodservice volumes primarily resulted from a 54% decrease in sales to U.S. Foodservice, the Company’s largest customer. As noted in previous public filings with the Securities and Exchange Commission, sales volumes to U.S. Foodservice fell off dramatically after the second fiscal quarter 2003, down 67% in the second half of fiscal 2003 compared to first half of fiscal 2003. The Company was led to believe the increased sales to U.S. Foodservice in October through December 2002 were being fueled by increased demand by U.S. Foodservice customers for dry pasta products. In addition, the Company had received information suggesting that its third fiscal quarter 2003 sales to U.S. Foodservice, while below second fiscal quarter 2003 levels, would be relatively consistent with historical third quarter U.S. Foodservice sales. While the Company had no reason to question the reliability of this information at that time, it subsequently learned the information was inaccurate. U.S. Foodservice sales volumes did not return to normalized historical levels until the end of fiscal year 2003. Based on published news reports, certain management personnel at U.S. Foodservice were investigated for alleged accounting improprieties. Ingredient revenues increased $0.4 million, or 20.0%, mainly as a result of a 17.3% increase in sales volumes.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales increased $0.9 million to $4.6 million for the three months ended January 31, 2004, compared to $3.7 million for the three months ended January 31, 2003. The change primarily resulted from higher semolina sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $32.4 million for the three months ended January 31, 2004, a decrease of $3.7 million, or 10.1%, compared to the three months ended January 31, 2003. The decrease resulted mainly from lower sales volumes. Gross profit as a percentage of net revenues decreased from 11.6% to 8.6% primarily due to higher per unit manufacturing costs resulting from lower production volumes during the quarter ended January 31, 2004 compared to the corresponding quarter of the prior year.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $2.0 million for the three months ended January 31, 2004, down 36.6% from $3.2 million for the three months ended January 31, 2003. MG&A expenses as a percentage of net revenues decreased from 7.8% to 5.7%. The decrease in MG&A expenses was primarily due to lower incentive compensation costs. A portion of incentive compensation for the second fiscal quarter 2003 related to a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002.

Interest Expense. Interest expense for the three months ended January 31, 2004 totaled $0.7 million, down $0.2 million from $0.9 million for the three months ended January 31, 2003. The decrease was primarily due to lower average outstanding debt levels.

Interest and Other Income. Interest and other income totaled $0.9 million for the three months ended January 31, 2004 compared to $1.0 million for the three months ended January 31, 2003. The U.S. Customs Service (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $903,000 and $1,000,000 in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. These amounts have been classified as other income. Under certain circumstances, the Company may be obligated to return certain amounts previously received by the Company under the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Income tax expense for the three months ending January 31, 2004, was $0.4 million, compared to $0.7 million for the three months ending January 31, 2003.  The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the three months ending January 31, 2004 totaled $0.7 million compared to $1.0 million for the three months ending January 31, 2003. The decrease in net income resulted primarily from lower pasta sales volumes and cost increases as noted above.

Comparison of the Six Months Ended January 31, 2004 and 2003

Net Revenues. Net revenues decreased $5.0 million, or 6.4%, to $73.1 million for the six months ended January 31, 2004, from $78.1 million for the six months ended January 31, 2003. The decrease primarily resulted from lower pasta sales volumes.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $3.0 million, or 6.9%, primarily due to a 6.5% decrease in sales volumes. A significant factor relating to the decrease in retail sales volumes was a decline in co-pack sales, primarily to New World Pasta Company. Co-pack sales comprised 5.5% of net revenues for the six months ended January 31, 2004 compared to 9.2% of net revenues for the six months ended January 31, 2003.  Foodservice revenues decreased $3.4 million, or 14.9%, primarily due to a volume decrease of 19.6% offset partially by higher per unit selling prices. The volume decrease related primarily to U.S. Foodservice. Ingredient revenues increased $0.9 million, or 21.8%, mainly as a result of a 22.1% increase in sales volumes.

Revenues from semolina and by-product sales for the six months ended January 31, 2004 totaled $7.7 million, up $0.5 million from $7.2 million for the six months ended January 31, 2003. The change primarily resulted from an increase in semolina sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $68.1 million for the six months ended January 31, 2004, and January 31, 2003. Gross profit as a percentage of net revenues decreased from 12.7% to 6.8% due to higher raw material costs and higher per unit manufacturing costs, primarily resulting from lower production volumes, for the six months ended January 31, 2004 compared to the corresponding period of the prior year.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $4.0 million for the six months ended January 31, 2004, down 26.9% from $5.5 million for the six months ended January 31, 2003. MG&A expenses as a percentage of net revenues decreased from 7.0% to 5.5%. The decrease in MG&A expenses was primarily due to lower incentive compensation costs. A portion of incentive compensation for the six months ended January 31, 2003 related to a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002.

Interest Expense. Interest expense for the six months ended January 31, 2004 totaled $1.5 million, down $0.3 million from $1.8 million for the six months ended January 31, 2003. The decrease was primarily due to lower average outstanding debt levels.

Interest and Other Income. Interest and other income totaled $0.9 million for the six months ended January 31, 2004 compared to $1.1 million for the six months ended January 31, 2003. The Company received payments in the amount of $0.9 million and $1.0 million in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. Under certain circumstances, the Company may be obligated to return certain amounts previously received by the Company under the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Income tax expense for the six months ending January 31, 2004, was $72,000, compared to $1.5 million for the six months ending January 31, 2003.  The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the six months ended January 31, 2004 totaled $0.1 million compared to $2.3 million for the six months ended January 31, 2003. The decrease resulted primarily from lower pasta sales volumes and cost increases as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Working capital as of January 31, 2004 totaled $9.9 million compared to $13.4 million as of July 31, 2003.

The Company extended its $19 million revolving credit facility with CoBank through March 31, 2004. The Company plans to increase its line of credit to $25 million upon entering into a new revolving credit agreement on or before the March 31, 2004 maturity date. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the revolving line of credit totaled $8.4 million as of January 31, 2004.

The various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was not in compliance with certain ratios set forth in its debt agreements with CoBank and such institutional investors as of January 31, 2004. The Company is currently in discussions with CoBank and such institutional investors regarding the terms of a waiver and amendment to resolve the noncompliance situation. As noted above, sales volumes to the Company’s largest customer, U.S. Foodservice, increased significantly in October through December of 2002 when compared to historical levels and then fell off dramatically. U.S. Foodservice sales volumes did not return to normalized historical levels until the end of fiscal year 2003. The Company believes that if U.S. Foodservice had not shifted their purchasing pattern from normalized historical quarterly levels, the Company would have remained in compliance with all financial covenants as of January 31, 2004.

Net cash from operating activities totaled $9.7 million for the six months ended January 31, 2004 compared to net cash used for operating activities of $2.4 million for the six months ended January 31, 2003. The increase was primarily due to the reduction in inventory and lower payments for long-term marketing costs offset by an increase in trade receivables and the reduction in net income.  Because of the actions of U.S. Foodservice, as well as an unexpected decline in co-pack sales, the Company increased its finished goods inventories by $6.2 million through May 2003.  Changes in production schedules and improved sales volumes enabled the Company to reduce its finished goods by $6.2 million as of January 31, 2004.  The reduced factory utilization, as well as carrying costs associated with the higher inventory levels, have negatively impacted the Company’s earnings over the last four fiscal quarters.

Net cash used for investing activities totaled $1.0 million for the six months ended January 31, 2004, compared to net cash from investing activities of $0.8 million for the six months ended January 31, 2003. Cash used for investing activities related primarily to the purchase of milling and pasta equipment and payments for package design costs. The Company redeemed short-term investments of $2.0 million during the six months ended January 31, 2003, accounting for a majority of the change.

Net cash used for financing activities totaled $8.7 million and $1.3 million for the six months ended January 31, 2004 and 2003, respectively.  Substantially all of the net cash used for financing activities for the six months ended January 31, 2004 related to debt principal payments. The net cash used for financing activities for the six months ended January 31, 2003 consisted primarily of debt principal payments and the repurchase of stock offset by net borrowings under the revolving credit facility.

The following table summarizes the Company’s contractual obligations as of January 31, 2004 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$30,883	$9,796	$14,313	$5,774	$1,000
Durum purchase obligations	10,502	10,502	—	—	—
Operating leases	3,565	1,261	2,242	62	—

	$44,950	$21,559	$16,555	$5,836	$1,000

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $10.5 million as of January 31, 2004 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company made aggregate investments in DNA Dreamfields of $145,000 through January 31, 2004. Under the terms of the DNA Dreamfields operating agreement, the Company shall contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million, to DNA Dreamfields to pay for the development of supply chain, product package development, consumer research, test market launch and regional roll out, advertising and merchandising. Such contributions shall be additional capital contributions by the Company without the issuance of any additional ownership units in DNA Dreamfields.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 10, 2004. The following proposals were presented for stockholder consideration at the Annual Meeting:

•                  The election of three directors to serve as “Class II” directors.

•                  Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2004.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 8, 2003, to serve as “Class II” directors on the Board of Directors of the Company.  The Company’s nominees were Roger A. Kenner, Eugene J. Nicholas and Jeffrey O. Topp.  As newly-elected “Class II” directors, each of these individuals will serve on the Board of Directors for three-year terms ending in 2007. Following are the results for the election of directors:

	Shares Voted For	Shares Withheld
Roger A. Kenner	5,970,749	545,297
Eugene J. Nicholas	6,080,996	435,050
Jeffrey O. Topp	6,232,766	283,280

Allyn K. Hart, Curtis R. Trulson and Michael E. Warner will continue serving as directors until the annual meeting held in 2005. John S. Dalrymple III, James F. Link and John D. Rice, Jr. will continue serving as directors until the annual meeting held in 2006.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2004, as follows:

Shares Voted For	6,341,010
Shares Voted Against	90,341
Shares Abstained	84,695

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1                 DNA Dreamfields Company, LLC Operating Agreement dated October 31, 2003 between the Company, B-New, LLC, TechCom Group, LLC, and Buhler, Inc. Confidential treatment has been requested with respect to portions of the Exhibit.

10.2                 Manufacturing Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. Confidential treatment has been requested with respect to portions of the Exhibit.

10.3                 Services Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. Confidential treatment has been requested with respect to portions of the Exhibit.

10.4                 Trademark License Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC.

10.5                 Technology Sublicense Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC.

10.6                 Dakota Growers Pasta Company, Inc. Amended and Restated 2003 Stock Option Plan.

31.1                 Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2                 Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1                 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2                 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Reports on Form 8-K

The Company filed a Form 8-K on January 12, 2004 announcing it had communicated to stockholders at the Company’s Annual Meeting of Stockholders held on January 10, 2004, that it has been continuing its previously-disclosed efforts, working with other food technology organizations, to develop a low digestible carbohydrate pasta product. The Company announced that it plans to commence production and sale of a line of low digestible carbohydrate pasta products in the early part of calendar year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	March 16, 2004
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	March 16, 2004
Officer)

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer	March 16, 2004
(Principal Accounting Officer)