Form 10-Q
period 2004-04-30
DAKOTA GROWERS PASTA CO INC
filed 2004-06-14
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                      Yes  ☐  No  ☒

As of June 14, 2004, the Registrant had 12,260,291 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30, 2004	July 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1	$5

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,254 and $1,012, respectively	12,897	9,852

Other receivables	531	1,225

Inventories	26,149	28,082

Prepaid expenses	3,641	3,940

Deferred income taxes	569	569

Total current assets	43,788	43,673

PROPERTY AND EQUIPMENT
In service	109,716	108,263
Construction in process	554	868
	110,270	109,131
Less accumulated depreciation	(46,165)	(41,799)

Net property and equipment	64,105	67,332

INVESTMENT IN COOPERATIVE BANKS	2,404	2,413

INTANGIBLE ASSETS	429	539

OTHER ASSETS	6,907	8,433

	$117,633	$122,390

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30, 2004	July 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$10,000	$9,705
Current portion of long-term debt	8,486	10,011
Accounts payable	5,113	3,793
Excess outstanding checks over cash on deposit	2,696	2,219
Accrued liabilities	4,915	4,516

Total current liabilities	31,210	30,244

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	21,087	28,263
DEFERRED INCOME TAXES	10,430	9,845
OTHER LIABILITIES	149	187
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 233 and 333 shares issued and outstanding as of April 30, 2004 and July 31, 2003, respectively	23	33

Total liabilities	62,899	68,572

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,324,377 shares authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 12,554,747 shares issued	126	126
Additional paid-in capital	60,188	60,188
Treasury stock at cost, 294,456 shares	(1,840)	(1,840)
Accumulated deficit	(3,853)	(4,769)

Total stockholders’ equity	54,734	53,818

Total liabilities and stockholders’ equity	$117,633	$122,390

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended April 30,
	2004	2003
Net revenues (net of discounts and allowances of $5,665 and $3,433, respectively)	$37,605	$29,435

Cost of goods sold	33,479	28,140

Gross profit	4,126	1,295

Marketing, general and administrative expenses	1,987	2,096

Operating income (loss)	2,139	(801)

Other income (expense)
Interest and other income (expense)	(309)	12
Gain on disposition of property, equipment and other assets	14	13
Net income allocated from joint venture	30	—
Interest expense, net	(558)	(746)

Income (loss) before income taxes	1,316	(1,522)

Income tax expense (benefit)	513	(594)

Net income (loss)	803	(928)
Dividends on preferred stock	—	1

Net earnings (loss) on common stock	$803	$(929)

Net earnings (loss) per common share
Basic	$0.07	$(0.08)

Diluted	$0.07	$(0.07)

Weighted average common shares outstanding
Basic	12,260	12,260

Diluted	12,620	12,620

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended April 30,
	2004	2003
Net revenues (net of discounts and allowances of $14,971 and $13,327, respectively)	$110,656	$107,506

Cost of goods sold	101,577	96,276

Gross profit	9,079	11,230

Marketing, general and administrative expenses	5,996	7,578

Operating income	3,083	3,652

Other income (expense)
Interest and other income	595	1,089
Gain on disposition of property, equipment and other assets	27	36
Net loss allocated from joint venture	(114)	—
Interest expense, net	(2,090)	(2,542)

Income before income taxes	1,501	2,235

Income tax expense	585	871

Net income	916	1,364
Dividends on preferred stock	—	2

Net earnings on common stock	$916	$1,362

Net earnings per common share
Basic	$0.07	$0.11

Diluted	$0.08	$0.11

Weighted average common shares outstanding
Basic	12,260	12,386

Diluted	12,620	12,606

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended April 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$916	$1,364
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	6,348	7,262
Undistributed patronage capital from cooperatives	(51)	(63)
Gain on disposition of property, equipment and other assets	(27)	(36)
Net loss allocated from joint venture	114	—
Deferred income taxes	585	284
Payments for long-term marketing costs	(125)	(5,000)
Changes in assets and liabilities:
Trade receivables	(3,045)	5,978
Other receivables	694	132
Inventories	1,933	(9,636)
Prepaid expenses	466	(1,068)
Other assets	6	8
Accounts payable	1,320	(1,727)
Excess outstanding checks over cash on deposit	477	661
Other accrued liabilities	399	(1,847)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	10,010	(3,688)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,168)	(1,232)
Proceeds on sale of property, equipment and other assets	8	3
Redemption of short term investments	—	1,974
Payments for package design costs	(258)	(249)
Proceeds from cooperative bank equity retirements	60	—
Investments in joint venture	(240)	—

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(1,598)	496

FINANCING ACTIVITIES
Net change in short-term notes payable	295	10,200
Principal payments on long-term debt	(8,701)	(8,010)
Preferred stock retirements	(10)	(17)
Dividends paid on preferred stock	—	(2)
Purchase of treasury stock	—	(1,840)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(8,416)	331

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4)	(2,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	2,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for
Interest (net of amounts capitalized)	$2,676	$3,169

Income taxes	$(964)	$1,192

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2003. The information contained in the balance sheet as of July 31, 2003 was derived from the Company’s audited annual report for fiscal year 2003. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2004 include raw materials of $7,429,000 and finished goods of $18,720,000. Inventories at July 31, 2003 include raw materials of $5,533,000 and finished goods of $22,549,000.

NOTE 4 – LOAN AGREEMENTS

Effective February 24, 2004, the Company secured a $25 million revolving credit facility with CoBank. The term of the revolving credit facility extends through February 21, 2005. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the revolving line of credit totaled $10,000,000 and $9,705,000 as of April 30, 2004 and July 31, 2003, respectively.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2004. The Company has received waivers from CoBank and the institutional investors for covenant noncompliance events existing for the fiscal quarters ended October 31, 2003 and January 31, 2004.

The Company and CoBank also entered into a new Master Loan Agreement and Term Loan Supplements effective February 24, 2004. Under the Master Loan Agreement, the Company is required to maintain certain financial ratios including: 1) a current ratio of 1.10 to 1.0 through July 31, 2004 and of not less than 1.25 to 1.0 thereafter, 2) a long term debt to net worth ratio of 1.10 to 1.0, and 3) a consolidated funded debt to consolidated cash flow ratio of not more than 4.0 to 1.0 calculated on a trailing four quarter basis through April 30, 2004, and of not more than 3.0 to 1.0 thereafter.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 360,000 for the three months ended April 30, 2004 and 2003. Dilutive securities included in the calculation of diluted weighted average common shares totaled 360,000 and 220,000 for the nine months ended April 30, 2004 and 2003, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

NOTE 7 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

The U.S. Customs Service (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $903,000 and $1,000,000 in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. The Company repaid $305,000 to Customs in April 2004 pursuant to a reclamation request from Customs. The reclamation request noted Customs had inadvertently left out an affected domestic producer that had timely filed a valid claim in the allocation calculation, resulting in the initial overpayment to the Company. Amounts received (repaid) under the Offset Act have been classified as other income (expense). The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

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

The Company had 233 shares of Series A Preferred Stock, $100 par value, outstanding as of April 30, 2004. The Series A Preferred Stock is required to be redeemed ratably on a quarterly basis through December 2005. As the shares of Series A Preferred Stock are mandatorily redeemable, these shares have been classified as a liability in the Company’s consolidated balance sheet and “dividends” paid on the Series A Preferred Stock have been recorded as interest expense upon adoption of SFAS No. 150. “Dividends” paid on Series A Preferred Stock prior to the adoption of SFAS No. 150 have not been reclassified as interest cost.

NOTE 9 – INVESTMENT IN JOINT VENTURE

The Company has a 24% ownership interest in DNA Dreamfields Company, LLC, an Ohio limited liability company (“DNA Dreamfields”). The investment is accounted for using the equity method. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company made aggregate investments in DNA Dreamfields of $240,000 through April 30, 2004. Under the terms of the DNA Dreamfields operating agreement, the Company shall contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million, to DNA Dreamfields to pay for the development of supply chain, product package development, consumer research, test market launch and regional roll out, advertising and merchandising. Such contributions shall be additional capital contributions by the Company without the issuance of any additional ownership units in DNA Dreamfields.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM low digestible carbohydrate pasta. The Company has also entered into a services agreement with DNA Dreamfields under which the Company provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields. Shipments of DreamfieldsTM low digestible carbohydrate pasta began in February 2004.

Pursuant to the services agreement with DNA Dreamfields, to the extent the Company supplies logistics services for the delivery and billing of DreamfieldsTM product, the title in and to the DreamfieldsTM product shall remain with Dakota Growers, and the risk of loss shall pass from Dakota Growers to Dakota Grower’s customers in accordance with terms and conditions set forth in purchase orders or agreements between Dakota Growers and its customers. Sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. On a monthly basis, the Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product costs, which include cash discounts, promotion and allowances, brokerage fees, bad debt write-offs, freight costs, storage and handling fees, and the transfer price established between the Company and DNA Dreamfields (as outlined in the manufacturing agreement). This net amount due to DNA Dreamfields, which totaled $1,222,000 for the three and nine month periods ended April 30, 2004, is included in the Company’s cost of goods sold. Service fee income from DNA Dreamfields totaling $51,000 for the three and nine months ended April 30, 2004 is included in net revenues. The net amount due to DNA Dreamfields at April 30, 2004 was $54,000.

NOTE 11 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $2,249,000 related to forward purchase contracts as of April 30, 2004. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

Net income for the three months ended April 30, 2004 totaled $0.8 million compared to a $0.9 million net loss incurred for the three months ended April 30, 2003. The increase in net earnings for the quarter ended April 30, 2004 when compared to the corresponding period of the prior year was largely due to higher pasta sales volumes  in the foodservice market and the introduction of  DreamfieldsTM low digestible carbohydrate pasta. Net income for the nine months ended April 30, 2004 totaled $0.9 million compared to net income of $1.4 million for the nine months ended April 30, 2003.

The Company has a 24% ownership interest in DNA Dreamfields Company, LLC. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM low digestible carbohydrate pasta. The Company has also entered into a services agreement with DNA Dreamfields under which it provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields.

The Company believes that the DreamfieldsTM line of products is well suited for what the Company views as an increased demand for low carbohydrate products, and that the increased sales and shift from lower margin customers and products will ultimately provide greater profit margins. The Company expects to incur significant expenses associated with its commitments to DNA Dreamfields relating to the new product roll-out in its fourth fiscal quarter 2004. DreamfieldsTM low digestible carbohydrate pasta has been accepted for distribution into over 20,000 grocery outlets nationwide. Initial shipments to customer distribution centers began in February 2004.

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

Income Taxes

In determining income for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is more likely than not that the deferred tax assets as of April 30, 2004 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended April 30, 2004 and 2003

Net Revenues.  Net revenues increased $8.2 million, or 27.8%, to $37.6 million for the three months ended April 30, 2004, compared to $29.4 million for the three months ended April 30, 2003. The increase was primarily due to higher pasta sales volumes and the introduction of DreamfieldsTM pasta products to the marketplace.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $0.8 million, or 4.5%. Retail revenues increased 8.4% due to higher per unit selling prices. Sales of DreamfieldsTM low digestible carbohydrate pasta, which have significantly higher per unit sales prices than our other products, accounted for a majority of the change. The retail market average selling price increase was offset by a volume decrease, primarily in governmental sales. Foodservice revenues more than doubled when compared to last year. As noted in previous public filings with the Securities and Exchange Commission, sales to U.S. Foodservice were inordinately low during the third fiscal quarter 2003 after extremely high sales during the second quarter fiscal 2003. The foodservice increase is primarily due to normalized U.S. Foodservice volumes during the third quarter fiscal 2004 versus a year ago. Ingredient revenues increased 14.7%, primarily due to increased sales volumes.

The Company markets semolina production in excess of its own requirements as well as by-products of the durum milling process. Revenues from semolina and by-product sales increased $1.1 million for the three months ended

April 30, 2004, when compared to the same period of the prior year. The increase primarily resulted from higher semolina sales volumes.

Cost of Goods Sold. Cost of goods sold increased $5.3 million, or 19.0%, to $33.5 million for the three months ended April 30, 2004, compared to $28.1 million for the three months ended April 30, 2003. The increase resulted from higher sales volumes. Gross margin as a percentage of net revenues improved to 11.0% for the three months ended April 30, 2004 from 4.4% for the three months ended April 30, 2003, primarily due to per unit manufacturing cost improvements and initial sales of higher margin DreamfieldsTM products.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $0.1 million, or 5.2%, to $2.0 million for the quarter ended April 30, 2004, compared to $2.1 million for the quarter ended April 30, 2003.  MG&A expenses as a percentage of net revenues decreased from 7.1% to 5.3% primarily as a result of higher sales during the quarter ended April 30, 2004 relative to the quarter ended April 30, 2003.

Interest Expense. Interest expense for the three months ended April 30, 2004 totaled $0.6 million, compared to $0.7 million for the corresponding period of the prior year. Cash and equity patronage refunds received from CoBank totaling $103,000 and $126,000 have been netted against interest expense for the three months ended April 30, 2004 and 2003, respectively.

Interest and Other Income (Expense). Interest and other income (expense) totaled ($309,000) for the three months ended April 30, 2004 compared to $12,000 for the three months ended April 30, 2003. The U.S. Customs Service (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $0.9 million and $1.0 million in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. The Company repaid $0.3 million to Customs in April 2004 pursuant to a reclamation request from Customs, which accounted for a majority of the $309,000 other expense for the three months ended April 30, 2004. The reclamation request noted Customs had inadvertently left out an affected domestic producer that had timely filed a valid claim in the allocation calculation, resulting in the initial overpayment to the Company. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes.  Income tax expense for the three months ending April 30, 2004, was $0.5 million, compared to an income tax benefit of $0.6 million for the three months ending April 30, 2003.  The income tax expense (benefit) reflects an effective corporate income tax rate of approximately 39%.

Net Income (Loss). Net income for the three months ended April 30, 2004 totaled $0.8 million compared to a net loss of $0.9 million for the three months ended April 30, 2003. The $1.7 million increase resulted primarily from increased sales volumes and other factors as noted above.

Comparison of the Nine Months Ended April 30, 2004 and 2003

Net Revenues. Net revenues increased $3.2 million, or 2.9%, to $110.7 million for the nine months ended April 30, 2004, from $107.5 million for the nine months ended April 30, 2003. The increase for the nine months ended April 30, 2004 versus a year ago was primarily due to higher per unit selling prices.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $2.3 million, or 3.7%, as a result of a 5.6% decrease in sales volume offset by an increase in per unit selling prices. The retail volume declines were largely in governmental and co-pack sales. Foodservice revenues increased $2.5 million, or 8.9%, due to a 5.0% increase in per unit selling prices combined with higher sales volumes. Ingredient revenues increased $1.4 million, or 19.5% due to increased sales volumes.

Revenues from semolina and by-product sales increased $1.5 million for the nine months ended April 30, 2004, when compared to the nine months ended April 30, 2003. The increase resulted from higher semolina sales volumes.

Cost of Goods Sold. Cost of goods sold increased $5.3 million, or 5.5%, to $101.6 million for the nine months ended April 30, 2004 from $96.3 million for the nine months ended April 30, 2003. Gross margin as a percentage of net revenues decreased from 10.4% for the nine months ended April 30, 2003 to 8.2% for the nine months ended April 30, 2004 due to higher raw material costs and higher per unit manufacturing costs, primarily resulting from lower production volumes.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses for the nine months ended April 30, 2004 totaled $6.0 million, down 20.9% from $7.6 million for the nine months ended April 30, 2003.  MG&A expenses as a percentage of net revenues decreased from 7.0% to 5.4%. The decrease in MG&A expenses was primarily due to lower incentive compensation costs. A portion of incentive compensation for the nine months ended April 30, 2003 related to a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002.

Interest Expense. Interest expense for the nine months ended April 30, 2004 totaled $2.1 million, down from $2.5 million for the nine months ended April 30, 2003.  The decrease was mainly due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $103,000 and $126,000 have been netted against interest expense for the nine months ended April 30, 2004 and 2003, respectively.

Interest and Other Income. Interest and other income totaled $0.6 million for the nine months ended April 30, 2004 compared to $1.1 million for the nine months ended April 30, 2003. The Company received payments in the amount of $0.9 million and $1.0 million in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. The Company repaid $0.3 million to Customs in April 2004 pursuant to a reclamation request from Customs. The reclamation request noted Customs had inadvertently left out an affected domestic producer that had timely filed a valid claim in the allocation calculation, resulting in the initial overpayment to the Company. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes.  Income tax expense for the nine months ending April 30, 2004, was $0.6 million, compared to $0.9 million for the nine months ending April 30, 2003.  The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the nine months ended April 30, 2004 totaled $0.9 million compared to $1.4 million for the nine months ended April 30, 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility with CoBank. Working capital as of April 30, 2004 totaled $12.6 million compared to $13.4 million as of July 31, 2003.

Effective February 24, 2004, the Company secured a $25 million revolving credit facility with CoBank. The term of the revolving credit facility extends through February 21, 2005. The revolving line has a variable interest rate established by CoBank based on CoBank’s cost of funds. The balance outstanding under the revolving line of credit totaled $10.0 million as of April 30, 2004.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the

Company. The Company was in compliance with these financial covenants as of April 30, 2004. The Company has received waivers from CoBank and the institutional investors for covenant noncompliance events existing for the fiscal quarters ended October 31, 2003 and January 31, 2004.

The Company and CoBank also entered into a new Master Loan Agreement and Term Loan Supplements effective February 24, 2004. Under the Master Loan Agreement, the Company is required to maintain certain financial ratios including: 1) a current ratio of 1.10 to 1.0 through July 31, 2004 and of not less than 1.25 to 1.0 thereafter, 2) a long term debt to net worth ratio of 1.10 to 1.0, and 3) a consolidated funded debt to consolidated cash flow ratio of not more than 4.0 to 1.0 calculated on a trailing four quarter basis through April 30, 2004, and of not more than 3.0 to 1.0 thereafter.

Net cash from operating activities totaled $10.0 million for the nine months ended April 30, 2004 compared to net cash used for operating activities of $3.7 million for the nine months ended April 30, 2003. The increase was primarily due to a reduction in inventory and lower payments for long-term marketing costs offset by an increase in trade receivables. A $5.1 million increase in inventories for the three months ended April 30, 2004 was primarily due to the build up of inventories of DreamfieldsTM pasta products.

Net cash used for investing activities totaled $1.6 million for the nine months ended April 30, 2004, compared to net cash from investing activities of $0.5 million for the nine months ended April 30, 2003. Cash used for investing activities related primarily to the purchase of milling and pasta equipment and payments for package design costs. The Company redeemed short-term investments of $2.0 million during the nine months ended April 30, 2003, accounting for a majority of the change.

Net cash used for financing activities totaled $8.4 million for the nine months ended April 30, 2004, compared to net cash from financing activities of $0.3 million for the nine months ended April 30, 2003. Substantially all of the net cash used for financing activities for the nine months ended April 30, 2004 related to debt principal payments. The net cash from financing activities for the nine months ended April 30, 2003 consisted of borrowings under the revolving credit facility offset by long term debt principal payments and the purchase of treasury stock.

The following table summarizes the Company’s contractual obligations as of April 30, 2004 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$29,573	$8,486	$14,313	$5,774	$1,000
Durum purchase obligations	2,249	2,249	—	—	—
Operating leases	3,221	1,181	1,987	53	—

	$35,043	$11,916	$16,300	$5,827	$1,000

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $2.2 million as of April 30, 2004 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company made aggregate investments in DNA Dreamfields totaling $240,000 through April 30, 2004. Under the terms of the DNA Dreamfields operating agreement, the Company shall contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million, to DNA Dreamfields to pay for the development of supply chain, product package development, consumer research, test market launch and regional roll out, advertising and merchandising. The Company expects to contribute a significant portion of the $4.0 million commitment to DNA Dreamfields during the Company’s fourth fiscal quarter 2004 for advertising and marketing campaigns.

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

Changes in Internal Controls

In conjunction with Dakota Growers entering into the services agreement with DNA Dreamfields, applicable internal controls were reviewed and added as necessary. There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1                           Master Loan Agreement dated February 24, 2004 between the Company and CoBank.

10.2                           Statused Revolving Credit Supplement and Term Supplements dated February 24, 2004 between the Company and CoBank.

10.3                           Non-Revolving Credit Supplement dated February 24, 2004 between the Company and CoBank.

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

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	June 14, 2004

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	June 14, 2004

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer (Principal Accounting Officer)	June 14, 2004