Form 10-K
period 2004-07-31
DAKOTA GROWERS PASTA CO INC
filed 2004-10-29
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 27, 2004, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

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

ITEM 1.  BUSINESS

Introduction

The Company is a North Dakota corporation that was organized on January 30, 2002. It is the successor to and its operations are a continuance of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), upon the conversion of the Cooperative from a cooperative to a corporation effective July 1, 2002.

The ownership limitations and obligations associated with membership under the Cooperative were removed with the conversion. Ownership of shares of Common Stock may be transferred subject only to the requirements of the applicable securities laws. Holders of Series D Delivery Preferred Stock have a delivery right, but not a delivery obligation, to sell durum to the Company. The Company must approve all transfers of shares of Series D Delivery Preferred Stock.

For more information regarding the Company’s conversion from a North Dakota cooperative to a North Dakota corporation please refer to the Company’s Registration Statement on Form S-4 (File No. 333-81946) filed with the United States Securities and Exchange Commission.

The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta production facility in Carrington, North Dakota. Primo Piatto, Inc. (“Primo Piatto”), a wholly-owned subsidiary of the Company being operated as the Minnesota Division of the Company, currently operates a pasta production plant in New Hope, Minnesota. The Company currently has annual capacity to grind in excess of 12 million bushels of grain and to produce approximately 440 million pounds of pasta.

Pasta Industry and Markets

The Company estimates North American annual dry pasta consumption to be slightly less than 4.0 billion pounds. Based on the Company’s analysis of the marketplace and trade and industry information, the Company believes dry pasta consumption declined at a 4% rate in the last year due to consumer trends, of which the most significant appears to be the trend toward a reduced carbohydrate lifestyle. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

The Pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of ingredient and foodservice sales.

Retail Market

The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. New World Pasta Company, American Italian Pasta Company, and Barilla account for a majority of the branded retail market. The Company focuses almost all of its Retail marketing efforts on private label sales. The market leaders in private label sales are Dakota Growers and American Italian Pasta Company. A small portion of the Retail market consists of sales to federal and state government entities. The Company estimates that the Retail market declined at an overall 5% annual rate, with the traditional grocery channels declining at a rate slightly higher due to losses to alternative channels.

In May 2004, New World Pasta Company filed for Chapter 11 bankruptcy protection.

In 2004, DNA Dreamfields Company, LLC (“DNA Dreamfields”), of which the Company has a 24% economic ownership, launched a low digestible carbohydrate pasta under the DreamfieldsTM brand name. Effectively launched in the spring of 2004, DreamfieldsTM pasta obtained a 1.2% share of the traditional grocery channel pasta market for the week ended October 2, 2004 based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category. The Company anticipates increasing its economic ownership in DNA Dreamfields to 29.5% in November 2004.

Ingredient Market

The Ingredient market of the dry pasta industry consists of pasta used by food processors. Those entities use dry pasta as an ingredient or component in a further-processed or combination food product. Such food products include dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. The size of the Ingredient market is influenced by the number of food processors that choose to produce pasta internally rather than outsource. Additionally, the Company estimates that the Ingredient market has experienced a percentage decline similar to the Retail market.

Foodservice Market

The Foodservice market consists of sales of dry pasta to commercial and non-commercial eating establishments such as restaurants, business and industry cafeterias, managed services, hotels and motels, retail vending, recreation, mobile and other away-from-home eating outlets. Marketing dry pasta to this market generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. A small portion of the Foodservice market consists of sales to federal and state government entities. The trend toward a reduced carbohydrate lifestyle does not appear to have significantly affected the Foodservice market.

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing. Co-pack sales comprised approximately 3% and 6% of the Company’s net revenues for the years ended July 31, 2004 and 2003, respectively.

Production and Products

The Company purchases durum wheat from holders of the Company’s Series D Delivery Preferred Stock and on the open market. The durum wheat is used in the production of semolina and durum wheat flours that are then used by the Company to produce dry pasta products.

Pasta production is basically a mixing, extrusion and drying process. The primary ingredients are semolina and water, although egg, tomato, spinach or other ingredients may be added to produce certain products. The finished dry pasta is packed to meet different markets and customer requirements.

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

The Company has an agreement with Gruppo Euricom, a large pasta manufacturer in Italy, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada.  These products are primarily private label retail and foodservice products. Sales of imported products comprised approximately 1% to 2% of the Company’s net revenues in each of the last three fiscal years.

The Company’s identity preservation program provides our customers with food safety, traceability and quality from the field to the plate.  The Company’s proximity to the durum growing regions, its milling and production facilities, and its information technology systems allow the Company to produce products under an identity preservation program.

The Company’s Carrington, North Dakota facilities have been certified by the Organic Crop Improvement Association and Farm Verified Organics, which allows the Company to offer 100% organic pasta and semolina. The Company’s facilities allow for the isolation of the durum, semolina and pasta to enable this certification.

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

In addition to its pasta products, the Company markets semolina, durum wheat flour and other flour blends to other manufacturers as market conditions allow. Lower grade flours and millfeed by-products of the durum milling process are sold primarily for animal feed.  Non-pasta sales represented approximately 10% of the Company’s net revenues in fiscal year 2004, and approximately 9% of the Company’s net revenues in fiscal years 2003 and 2002.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products. One customer, U.S. Foodservice, accounted for approximately 15%, 17% and 12% of net revenues for the years ended July 31, 2004, 2003 and 2002, respectively. The Company’s top 10 customers accounted for 57% of revenues in fiscal year 2004, 58% of revenues in fiscal year 2003, and 51% of revenues in fiscal year 2002. Pasta revenues consisted of 59% Retail and 41% Institutional for fiscal year 2004, 63% Retail and 37% Institutional for fiscal year 2003, and 66% Retail and 34% Institutional for fiscal year 2002.

The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time, or under pricing commitments agreed to with terms of one year or less. The Company has entered into long-term marketing agreements, including volume and pricing commitments, with U.S. Foodservice and Safeway, Inc. through December 31, 2006 and August 31, 2006, respectively. The Company has entered into an agreement with Gruppo Euricom (“Gruppo”), a large pasta manufacturer in Italy, to be the exclusive distributor of Gruppo’s Italian pasta and rice products in the United States and Canada with an initial term through August 2006. These products are primarily sold in the private label retail and foodservice markets.

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

Competition

Overview

The markets for pasta and semolina/durum wheat flour are highly competitive in most markets and geographic regions. The intensity of competition varies from time to time as a result of a number of factors, including: (1) the degree of industry capacity utilization, (2) comparative product distribution costs, (3) ability to render distinctive service to customers, (4) the price of raw materials, primarily durum wheat, and (5) a distinguishing or unique ability to provide consistent product quality in line with customer specifications.  The Company believes that, in a broad sense, the most influential factor on the intensity of competitive conditions is industry capacity utilization.  It should be noted that detailed information regarding pasta production is somewhat difficult to obtain, as many pasta producers are closely-held enterprises.

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

The Company markets in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co.® label to date has slight penetration in local area markets in the Dakotas and Minnesota and its Pasta Sanita® label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States.

The Company’s competition in the private label retail market is primarily American Italian Pasta Company and, to a lesser extent, New World Pasta Company. These private label retail sales compete with retail branded products distributed primarily by American Italian Pasta Company (Muellers, R&F, Anthony’s, Golden Grain/Mission brands et al), New World Pasta Company (Ronzoni, San Georgio, Skinner, American Beauty, Creamette, Prince brands et al), Barilla and a variety of smaller domestic and imported brands.

In the Foodservice market, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s main competitors in the Foodservice market are American Italian Pasta Company, A. Zerega’s Sons, Inc., and Barilla, as well as foreign competitors that sell product in the United States. The Company’s “Dakota Growers Pasta Co.®,” “Pasta Sanita®” and “Pasta Growers®” foodservice brands are sold throughout the United States to independent distributors and national chain accounts. In September 2004, the Company signed an exclusive distribution agreement with New World Pasta under which the Company is licensed to use the “Ronzoni,” “Prince” and “San Georgio” brands in the Foodservice market, effectively taking over all of New World Pasta’s foodservice operations.

The Company focuses a majority of its ingredient marketing efforts on companies that do not also manufacture the dry pasta ingredient for their end-products. The Company’s top competitors in the Ingredient market include American Italian Pasta Company, Philadelphia Macaroni Co. Inc., and A. Zerega’s Sons, Inc. A large portion of the Ingredient market production capacity is represented by self-suppliers, which include Kraft Foods, Campbell Soup Company, ConAgra, Inc., Luigino’s and Stouffers Corporation.

The competitive environment in the pasta industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry experienced capacity changes and restructuring in 2004 which has significantly reduced the excess pasta production capacity. However, future fluctuations in capacity availability are likely to occur.

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

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. The U.S. Customs Service (Customs) distributes antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received net payments of approximately $0.6 million under the Act in its fiscal year 2004 and $1.0 million in fiscal year 2003. Although these duties may enable the Company to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company.

Food and Drug Administration Regulation

As a producer of products intended for human consumption, the Company’s operations are subject to certain federal and state regulations, including regulations promulgated by the United States Food and Drug Administration. The Company believes that it is in material compliance with the applicable regulatory requirements. The FDA is currently reviewing the labeling requirements for products marketed as low carbohydrate and disclosures related to the terminology “net carbohydrates.” DNA Dreamfields Company, LLC does not believe that any new rule changes will have a significant impact on the DreamfieldsTM business.

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

The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have adverse financial consequences for the Company.

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

Research and Development

The Company supports research and development programs in North Dakota that focus on improved varieties of durum wheat. Dakota Growers has an on-staff agronomist and is in the midst of a long-term project of small plot, replicated variety trial research, as well as field-scale fungicide research. In connection with plant breeders and researchers, the Company is working to develop scab-resistant, high-gluten durum varieties.

As a result of the creation of DNA Dreamfields Company, LLC and the introduction of the DreamfieldsTM low digestible carbohydrate products, the Company is investing and participating in product and manufacturing technique research beyond the scope of traditional dry pasta.

The Company, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

Employees

As of September 30, 2004, the Company had 367 employees, 93 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2004 and September 30, 2005. The Company considers its employee relations to be very good.

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

Competitive Environment

Both the U.S. pasta industry and world pasta industry are extremely competitive. The Company competes in all dry pasta markets – retail store brand, foodservice and ingredient, with larger, national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. The pasta industry in the U.S. has, until recently, been faced with excess production capacity. Recent developments have significantly reduced this excess capacity, although future fluctuations in capacity availability are sure to occur.  Italy faces an excess capacity situation which may influence the availability and price of imported products.  Some competitors may have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment, especially in the retail private label and ingredient markets, has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

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

Pasta, Semolina, Durum Wheat and By-Product Prices

The Company’s profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products. The supply and price of durum wheat are subject to market conditions and are influenced by many factors beyond the Company’s control including weather patterns affecting durum wheat production, governmental programs and regulations, insects, and plant diseases. Such volatility with respect to the price of the basic raw material for the Company’s products leaves the Company subject to wide variation in its costs from year to year. Future increases in durum costs could have a material adverse effect on operating profits unless we are able to pass cost increases on to our customers. Competitive pressures often limit our ability to increase prices in response to higher input costs. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

Product Concentration

The Company competes almost exclusively in the dry pasta industry and related flours and by-product markets, with a significant portion of pasta sales concentrated in the retail and foodservice private label markets. Any decline in pricing or demand for dry pasta, particularly within the retail and foodservice private label markets, could have a material adverse effect on the Company’s financial condition and results of operations.

Product Liability

The sale of food products for human consumption involves the risk of injury to consumers. These injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, aflatoxin and other agents, or residues introduced during the growing, storage, handling or transportation phases. The Company has never been involved in a product liability lawsuit. The Company is subject to U.S. Food and Drug Administration inspection and regulations and we believe the Company’s facilities comply in all material respects with all applicable laws and regulations, but we cannot be certain that we will not be subject to claims or lawsuits in the future for injuries relating to the consumption of the Company’s products. The Company carries insurance for product liability claims related to its products and for the costs related to product recalls. However, we cannot be certain that the Company will not incur claims or liabilities for which it is not insured or that exceed the amount of its insurance coverage.

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

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

Dakota Growers owns and operates a milling facility in North Dakota, and pasta plants in North Dakota and Minnesota. The Company owns the warehouse facilities at the pasta plants. These facilities are supplemented by public warehouses in California, Kansas, Minnesota, New York, North Dakota, Oregon and Washington where inventory is maintained and redistributed for the needs of specific customers.

Dakota Growers continues to invest in information technology to provide enterprise visibility to all facilities and activities within the supply chain. These systems encompass communications, data collection, data storage, process management and record management to ensure the Company is providing a superior level of service to our customers while reducing operating and administrative expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2004.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 13, 2004 there were 1,318 holders of the Company’s Common Stock.

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

As a cooperative, qualified patronage dividends had been declared and paid in prior years. No corporate dividends on Common Stock have been declared within the last two fiscal years. We anticipate that dividends paid by the Company will be lower than the patronage distributions previously declared and paid by the Cooperative. Corporate dividends are affected by the amount of income taxes on corporate earnings. We anticipate that dividends will also be reduced compared to historical cooperative patronage distributions as the Board of Directors reinvests a larger portion of the entity’s earnings to fund debt repayments, working capital requirements, equipment acquisitions, market share retention and expansion, and cost-saving projects.

For information on the Company’s equity compensation plans, refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management”.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 2004, 2003, 2002, 2001 and 2000 has been derived from the audited consolidated financial statements of the Company (and the Cooperative for periods presented prior to the conversion from a cooperative to a corporation). The conversion of Dakota Growers Pasta Company from a cooperative to a corporation was completed effective July 1, 2002. The conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. Upon conversion, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million. The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2004	2003	2002	2001	2000
INCOME STATEMENT DATA
Net revenues	$144,679	$136,806	$152,465	$135,921	$136,862
Cost of goods sold	132,245	125,160	130,502	124,811	116,890
Gross profit	12,434	11,646	21,963	11,110	19,972
Marketing, general and administrative expenses	8,345	9,816	9,382	9,631	9,713
Loss on asset impairment	704	—	—	—	—
Operating income	3,385	1,830	12,581	1,479	10,259
Other expense - net	(2,835)	(2,364)	(3,365)	(3,574)	(3,929)
Income (loss) before income taxes	550	(534)	9,216	(2,095)	6,330
Charge to record deferred taxes upon conversion from a cooperative to a corporation (2)	—	—	6,105	—	—
Income tax expense (benefit)	214	(105)	1,277	(311)	(1,298)
Net income (loss)	336	(429)	1,834	(1,784)	7,628
Dividends on preferred stock	—	3	10	15	4
Net earnings (loss) on common/equity stock	$336	$(432)	$1,824	$(1,799)	$7,624

Net earnings (loss) per common/equity share - Basic	$0.03	$(0.03)	$0.16	$(0.16)	$0.68

Weighted average common/equity shares outstanding - Basic	12,265	12,355	11,382	11,253	11,166

Patronage and other dividends per average common/equity share outstanding
Declared (1)	$—	$—	$—	$—	$0.40
Distributed (1)	—	—	—	—	0.40

	As of July 31
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Cash	$589	$5	$2,866	$3	$1,725
Working capital	16,586	13,429	23,013	14,420	25,089
Total assets	119,415	122,390	125,541	128,658	131,857
Long-term debt (excluding current maturities)	21,087	28,263	38,274	47,594	51,626
Redeemable preferred stock	20	33	54	113	126
Stockholders’ equity	58,619	53,818	56,090	54,267	60,533

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.36x	.53x	.68x	.88x	.85x

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

(2)                      Upon conversion from a cooperative to a corporation effective July 1, 2002, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6,105,000 during the year ended July 31, 2002.

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

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company generates a majority of its revenues from manufacturing pasta for the retail store brand and foodservice markets, although we serve and continually look for opportunities in the entire dry pasta industry. Our identity preservation program provides our customers food safety, traceability and quality from the field to the plate. The Company also has a certified organic program and markets organic pasta through its Dakota Growers Pasta Co.® retail label, as well as into the private label retail, foodservice, and ingredient markets. Imported pasta is distributed via an exclusive agreement with Gruppo Euricom, a large pasta manufacturer in Italy. In September 2004, the Company signed an exclusive distribution agreement with New World Pasta under which the Company is licensed to use the “Ronzoni,” “Prince” and “San Georgio” brands in the foodservice market, effectively taking over all of New World Pasta’s foodservice operations.

The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota. The cost of production of dry pasta is significantly impacted by changes in durum wheat prices, which have varied widely in recent years. During fiscal year 2004, the cost of durum wheat represented approximately one-third of the Company’s cost of goods sold. The Company attempts to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

Freight costs represent approximately 15% of cost of goods sold.  In calendar year 2004, new regulations in the trucking industry and significant increases in fuel costs have dramatically impacted the Company’s costs.  The Company utilizes its forward warehousing and rail programs to reduce the effects of these increases. Additionally, packaging material costs, which traditionally represent 15% of cost of goods sold, have increased significantly due to oil and other raw material price increases, fuel costs and other input costs passed on by our packaging suppliers.

Due to the intense competition present in the market for pasta products over the last several years, pasta manufacturers have, at times, been unable to fully implement price increases for their dry pasta products in periods when higher durum wheat prices or other input costs impacted the cost of pasta production. The Company believes that the competitive environment results primarily from excess production capacity in the domestic pasta industry in relation to total market demand and from strategic actions relating to market share. The industry experienced some capacity rationalization within the past year, with both New World Pasta Company and American Italian Pasta Company announcing permanent or temporary shutdowns of certain pasta production facilities. In May 2004, New World Pasta Company filed for Chapter 11 bankruptcy protection.

Net income for the year ended July 31, 2004 totaled $0.3 million compared to a $0.4 million net loss for the year ended July 31, 2003. The increase in net earnings was largely due to higher pasta sales volumes in the foodservice market.

The Company has secured new business in its first fiscal quarter 2005 and expects to begin realizing increased revenues as a result of these new customer rollouts in its second fiscal quarter 2005. As a result of a supply/demand imbalance in the Company’s fourth fiscal quarter of 2004, the Company reduced production to keep its inventories at proper levels, resulting in higher per unit conversion costs.  A significant portion of these increased per unit costs will flow through cost of goods sold in the Company’s first fiscal quarter of 2005.

The Company acquired a 24% ownership interest in DNA Dreamfields during fiscal year 2004. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM low digestible carbohydrate pasta. The Company has also entered into a services agreement with DNA Dreamfields under which it provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields.

The Company believes that the DreamfieldsTM line of products is well suited for consumers seeking healthy low carbohydrate alternatives. The DreamfieldsTM low digestible carbohydrate pasta products carry a higher selling price and higher profit margins than traditional pasta. DreamfieldsTM low digestible carbohydrate pasta has been accepted for distribution into over 20,000 grocery outlets nationwide. Initial shipments to customer distribution centers began in February 2004.

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

Critical Accounting Policies

The accompanying discussion and analysis of the Company’s results of operations and financial condition are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

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

Inventory Valuation

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The Company analyzes variances between actual manufacturing costs incurred and amounts absorbed at inventory standard costs. Inventory valuations are adjusted for these variances as applicable. The Company regularly evaluates its inventories and recognizes inventory allowances for discontinued and slow-moving inventories based upon these evaluations.

Asset Impairment

We are required to evaluate our long-lived assets for impairment whenever indicators of impairment exist, and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the future cash flows and fair values related to these assets. The Company recognized a loss on asset impairment totaling $704,000 during the year ended July 31, 2004. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of July 31, 2004 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of Fiscal Years ended July 31, 2004 and 2003

Net Revenues. Net revenues increased $7.9 million, or 5.8%, to $144.7 million for the year ended July 31, 2004, from $136.8 million for the year ended July 31, 2003. The increase was primarily due higher sales volumes in the foodservice market and sales related to the introduction of DreamfieldsTM pasta products into the marketplace.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $2.2 million, or 2.7%, as a result of a 6.8% decrease in sales volume offset by higher per unit selling prices. The volume declines were mainly in co-pack and governmental sales. Sales of DreamfieldsTM low digestible carbohydrate pasta, which have significantly higher per unit sales prices than the Company’s other products, accounted for a majority of the average sales price increase in the retail market. Foodservice revenues increased $5.7 million, or 16.2%, primarily driven by a 13.7% increase in sales volumes. Ingredient revenues increased $2.3 million, or 21.3%, resulting mainly from a 14.1% increase in sales volumes combined with higher per unit sales prices.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales for the year ended July 31, 2004, increased $2.0 million from the prior year. The increase resulted primarily from higher mill product sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $132.2 million for the year ended July 31, 2004, an increase of $7.0 million or 5.7% compared to the $125.2 million reported for the year ended July 31, 2003. This increase was primarily due to revenue growth. Gross profit as a percentage of net revenues remained relatively constant at 8.6% in fiscal year 2004 compared to 8.5% in fiscal year 2003. Durum cost decreases were offset by increases in egg ingredients and the higher ingredient costs associated with DreamfieldsTM pasta products. The Company utilized its forward warehousing and rail programs to reduce the effects of freight industry cost increases resulting from higher fuel prices and regulation changes.

Marketing, General and Administrative (“MG&A”) Expenses.  MG&A expenses decreased $1.5 million, or 15.0%, to $8.3 million for the year ended July 31, 2004, from $9.8 million for the year ended July 31, 2003.  MG&A expenses as a percentage of net revenues decreased from 7.2% to 5.8%. The decrease in MG&A expenses was primarily due to lower incentive compensation costs. A portion of the incentive compensation for the year ended July 31, 2003 related to a compensatory transaction in conjunction with the unwinding of previous stock option exercises and related officer loans in response to the Sarbanes-Oxley Act of 2002.

Loss on Asset Impairment.  The Company recorded a loss on asset impairment of $0.7 million during the year ended July 31, 2004. The impairment loss related to certain pasta production equipment which was under a purchase option agreement that expired in July 2004. Upon review, the Company determined the asset was impaired and adjusted to fair value which was estimated based on the current market conditions for similar equipment.

Net Loss Allocated from Joint Venture.  The net loss allocated from joint venture totaled $0.6 million for the year ended July 31, 2004, and represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC based upon its 24% ownership interest.

Interest Expense. Interest expense for the year ended July 31, 2004, totaled $2.8 million, down $0.6 million from $3.4 million for the year ended July 31, 2003. The decrease was mainly due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $103,000 and $126,000 have been netted against interest expense for the years ended July 31, 2004 and 2003, respectively.

Interest and Other Income.  Interest and other income totaled $0.5 million for the year ended July 31, 2004 compared to $1.1 million for the year ended July 31, 2003. The U.S. Customs Service (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $0.9 million and $1.0 million in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. The Company repaid $0.3 million to Customs in April 2004 pursuant to a reclamation request from Customs. The reclamation request noted Customs had inadvertently left out an affected domestic producer that had timely filed a valid claim in the allocation calculation, resulting in the initial overpayment to the Company. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes.  Income tax expense for the year ended July 31, 2004 was $0.2 million, reflecting an effective corporate income tax rate of approximately 39%. The income tax benefit for the year ended July 31, 2003 was $0.1 million.

Net Income (Loss).  Net income for the year ended July 31, 2004 totaled $0.3 million, an increase of $0.7 million compared to the net loss of $0.4 million incurred for the year ended July 31, 2003.

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

Interest and Other Income. Interest and other income totaled $1.1 million for the year ended July 31, 2003 compared to $0.5 million for year ended July 31, 2002. The increase resulted primarily from a net payment of approximately $1.0 million received by the Company during fiscal year 2003 from Customs pursuant to the Offset Act. The payment was received in conjunction with the distribution by Customs of antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2001 to September 30, 2002, to affected domestic producers pursuant to the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that may be received in future periods as these receipts are based upon future events over which we have little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs

Income Taxes. The income tax benefit for the year ended July 31, 2003 was $0.1 million. Upon conversion to a corporation in fiscal year 2002, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change. Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations. In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6.1 million for the year ended July 31, 2002. Income tax expense for the year ending July 31, 2002, excluding the charge to record deferred taxes upon conversion noted above, was $1.3 million. Such expense related to income taxes on nonpatronage net earnings while a cooperative and corporate net income.

Net Income (Loss). The Company incurred a net loss of $0.4 million for the year ended July 31, 2003 compared to net income of $1.8 million for the year ended July 31, 2002. The decrease in earnings resulted primarily from lower sales volumes combined with manufacturing and distribution cost increases as noted above.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Net working capital as of July 31, 2004 was $16.6 million compared to $13.4 million as of July 31, 2003.

The Company secured a $25 million revolving credit facility with CoBank in February 2004, which extends through February 21, 2005. The revolving line has a variable interest rate established by CoBank based on

CoBank’s cost of funds and is secured by property, equipment, and current assets of the Company. The balance outstanding on the revolving line of credit was $12.2 million and $9.7 million as of July 31, 2004 and 2003, respectively.

The Company’s long-term financing is provided through various secured term loans and secured notes with CoBank and institutional investors. A majority of the Company’s long-term debt is fixed-rate with a small portion being variable. Variable interest rates on term loans are based on CoBank’s cost of funds.

The Company’s debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose restrictions on the Company. The Master Loan Agreement (as amended) with CoBank requires the Company to maintain the following ratios: (a) a current ratio of 1.10 to 1.0 through July 31, 2004 and of not less than 1.25 to 1.0 thereafter, (b) a long term debt to net worth ratio of 1.10 to 1.0, and (c) a consolidated funded debt to consolidated cash flow ratio of not more than 3.0 to 1.0. The Company cannot pay dividends on capital stock in excess of minimum requirements if such action will cause noncompliance with any financial condition, without the prior written consent of CoBank. The Note Purchase Agreement (as amended) with the institutional investors requires the Company to maintain the following: (a) consolidated net worth of not less than the sum of (1) $27,000,000 plus (2) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998, (b) a trailing twelve month ratio of consolidated cash flow to consolidated fixed charges of not less than 2.0 to 1.0 at the end of each fiscal quarter, and (c) a ratio of consolidated funded debt to consolidated cash flow ratio not to exceed 3.0 to 1.0 determined at the end of each fiscal quarter for the immediately preceding four fiscal quarters. The Notes (as amended) require the rate of interest on the unpaid balance be increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes. The Company was in compliance with all debt covenants (as amended) as of July 31, 2004 and the date of this filing.

Net cash from operations totaled $10.6 million and $11.8 for the years ended July 31, 2004 and 2002, respectively. Net cash used for operations totaled $3.2 million for the year ended July 31, 2003. The $13.8 million increase from fiscal 2003 to fiscal year 2004 was mainly driven by reductions in inventory and lower payments for long-term marketing costs offset by increases in trade receivables. The $15.0 million decrease from fiscal year 2002 to 2003 was primarily due to the decrease in net income, increases in payments made under long-term marketing agreements and higher working capital requirements mainly related to inventory.

Net cash used for investing activities totaled $4.8 and $0.4 million for the years ended July 31, 2004 and 2003, respectively. The Company made aggregate investments in DNA Dreamfields Company, LLC totaling $2.5 million during fiscal year 2004. The Company redeemed short-term investments of $2.0 million during fiscal 2003 which were previously restricted (See Note 14 — Related Party Transactions to the consolidated financial statements). Net cash from investing activities totaled $2.9 million for the year ended July 31, 2002, and resulted primarily from proceeds received on the sale of certain pasta production equipment under a sale-leaseback transaction. The sale-leaseback transaction generated $5.0 million in available funds, which were used at the time to secure and expand the Company’s sales efforts. Purchases of milling and pasta equipment totaled $2.2 million, $2.0 million and $1.1 million for the years ended July 31, 2004, 2003 and 2002, respectively.

The $5.3 million of net cash used for financing activities for the year ended July 31, 2004 related primarily to principal payments on long-term debt offset by net proceeds of $4.5 million received upon the issuance of common stock to MVC Capital, Inc.  Net cash from financing activities totaled $0.7 million for the year ended July 31, 2003. The Company paid $1.8 million for the repurchase of stock during the year ended July 31, 2003 (See Note 14 – Related Party Transactions to the consolidated financial statements). The remaining cash used for the fiscal year 2003 related to debt principal payments offset by net borrowings under the Company’s revolving credit facility. Net cash used for financing activities totaled $11.9 million for the year ended July 31, 2002, mainly related to payments made on the Company’s revolving credit facility and long-term debt.

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2004, the Company had outstanding commitments for grain purchases totaling $12.8 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company made aggregate investments in DNA Dreamfields totaling $2.5 million through July 31, 2004. Under the terms of the DNA Dreamfields operating agreement, the Company agreed to contribute, when and as needed, additional funds up to an aggregate of $4.0 million, to DNA Dreamfields to pay for the development of supply chain, product package development, consumer research, test market launch and regional roll out, advertising and merchandising. The Company reached this $4.0 million aggregate funding commitment to DNA Dreamfields in the Company’s first quarter of fiscal year 2005. In addition, the Company is currently engaged in discussions with the other members of DNA Dreamfields regarding additional capital contributions to DNA Dreamfields for use in the on-going activities of DNA Dreamfields. At the present time, the Company expects to invest an additional $1.5 million in DNA Dreamfields during the second quarter of fiscal year 2005, which would increase its economic ownership in DNA Dreamfields to 29.5%.

The following table summarizes the Company’s contractual obligations as of July 31, 2004 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$28,263	$7,176	$14,313	$6,774	$—
Durum purchase obligations	12,848	12,848	—	—	—
Operating leases	2,909	1,113	1,752	44	—

	$44,020	$21,137	$16,065	$6,818	$—

Management believes that net cash to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, which replaces FASB Interpretation No. 46, addresses consolidation by business enterprises of variable interest entities. FIN 46(R) was implemented during fiscal year 2004 and did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
DAKOTA GROWERS PASTA COMPANY, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. (a North Dakota corporation) as of July 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended July 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. as of July 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended July 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota
October 20, 2004

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2004 AND 2003

(In Thousands, Except Share Information)

	2004	2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$589	$5

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,209 and $1,012, respectively	14,043	9,852

Other receivables	1,002	1,225

Inventories	25,211	28,082

Prepaid expenses	3,994	3,940

Deferred income taxes	937	569

Total current assets	45,776	43,673

PROPERTY AND EQUIPMENT
In service	109,987	108,263
Construction in process	18	868
	110,005	109,131
Less accumulated depreciation	(46,980)	(41,799)

Net property and equipment	63,025	67,332

INVESTMENT IN JOINT VENTURE	1,746	—

INVESTMENT IN COOPERATIVE BANK	2,343	2,413

INTANGIBLE ASSETS	392	539

OTHER ASSETS	6,133	8,433

	$119,415	$122,390

	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$12,200	$9,705
Current portion of long-term debt	7,176	10,011
Accounts payable	4,969	3,793
Excess outstanding checks over cash on deposit	—	2,219
Accrued liabilities	4,845	4,516

Total current liabilities	29,190	30,244

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	21,087	28,263
DEFERRED INCOME TAXES	10,363	9,845
OTHER LIABILITIES	136	187
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 200 and 333 shares issued and outstanding as of July 31, 2004 and 2003, respectively	20	33

Total liabilities	60,796	68,572

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 and 12,554,747 shares issued as of July 31, 2004 and 2003, respectively	132	126
Additional paid-in capital	62,807	60,188
Treasury stock at cost, 0 and 294,456 shares as of July 31, 2004 and 2003, respectively	—	(1,840)
Accumulated deficit	(4,433)	(4,769)

Total stockholders’ equity	58,619	53,818

Total liabilities and stockholders’ equity	$119,415	$122,390

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2004, 2003, AND 2002

(In Thousands, Except Per Share Amounts)

	2004	2003	2002

Net revenues (net of discounts and allowances of $21,188, $16,706 and $17,056 for 2004, 2003 and 2002, respectively)	$144,679	$136,806	$152,465

Cost of goods sold	132,245	125,160	130,502

Gross profit	12,434	11,646	21,963

Marketing, general and administrative expenses	8,345	9,816	9,382
Loss on asset impairment	704	—	—

Operating income	3,385	1,830	12,581

Other income (expense)
Interest and other income	509	1,063	477
Gain (loss) on disposition of property, equipment and other assets	40	(13)	23
Net loss allocated from joint venture	(622)	—	—
Interest expense, net	(2,762)	(3,414)	(3,865)

Income (loss) before income taxes	550	(534)	9,216

Charge to record deferred taxes upon conversion from a cooperative to a corporation	—	—	6,105

Income tax expense (benefit)	214	(105)	1,277

Net income (loss)	336	(429)	1,834
Dividends on preferred stock	—	3	10

Net earnings (loss) on common/equity stock	$336	$(432)	$1,824

Net earnings (loss) per common/equity share
Basic	$0.03	$(0.03)	$0.16

Diluted	$0.03	$(0.03)	$0.16

Weighted average common/equity shares outstanding
Basic	12,265	12,355	11,382

Diluted	12,625	12,609	11,415

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2004, 2003 AND 2002

(In Thousands, Except Share Information)

	Number of Shares
	Series C Convertible Preferred Stock	Series D Delivery Preferred Stock	Membership Stock	Equity Stock	Common Stock	Treasury Stock

BALANCE, JULY 31, 2001	924	—	1,156	11,253,121	—	—
Net membership stock retired	—	—	(9)	—	—	—
Series C preferred stock converted to equity stock	(924)	—	—	22,176	—	—
Equity adjustments for conversion from a cooperative to a corporation	—	11,275,297	(1,147)	(11,275,297)	12,554,747	—

BALANCE, JULY 31, 2002	—	11,275,297	—	—	12,554,747	—
Purchase of treasury stock	—	—	—	—	—	294,456

BALANCE, JULY 31, 2003	—	11,275,297	—	—	12,554,747	294,456
Issuance of common stock	—	—	—	—	614,635	(294,456)

BALANCE, JULY 31, 2004	—	11,275,297	—	—	13,169,382	—

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED JULY 31, 2004, 2003 AND 2002

(In Thousands, Except Share Information)

Series C Convertible Preferred Stock	Series D Delivery Preferred Stock	Membership Stock	Equity Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Allocated		Unallocated Accumulated
								Accumulated Earnings		Earnings (Deficit)
								Qualified	Non-Qualified	Patronage	Non-member	Total

BALANCE, JULY 31, 2001	$92	$—	$144	$28,133	$—	$22,876	$—	$—	$—	$4,596	$(1,099)	$(475)	$54,267
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(9)	(1)	(10)
Net membership stock retired	—	—	(1)	—	—	—	—	—	—	—	—	—	(1)
Series C preferred stock converted to equity stock	(92)	—	—	55	—	37	—	—	—	—	—	—	—
Net income for the eleven months ended June 30, 2002 (represents net income while a cooperative)	—	—	—	—	—	—	—	—	—	—	6,137	1,419	7,556
Patronage allocations	—	—	—	—	—	—	—	—	—	4,586	(4,586)	—	—
Equity adjustments for conversion from a cooperative to a corporation	—	113	(143)	(28,188)	126	37,275	—	1,385	—	(9,182)	(443)	(943)	—
Net loss for the month ended July 31, 2002 (represents net loss after conversion to a corporation, including charge to record deferred taxes upon conversion)	—	—	—	—	—	—	—	(5,722)	—	—	—	—	(5,722)
BALANCE, JULY 31, 2002	$—	$113	$—	$—	$126	$60,188	$—	$(4,337)	$—	$—	$—	$—	$56,090
Preferred dividends declared	—	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Purchase of treasury stock	—	—	—	—	—	—	(1,840)	—	—	—	—	—	(1,840)
Net loss for the year ended July 31, 2003	—	—	—	—	—	—	—	(429)	—	—	—	—	(429)
BALANCE, JULY 31, 2003	$—	$113	$—	$—	$126	$60,188	$(1,840)	$(4,769)	$—	$—	$—	$—	$53,818
Issuance of common stock	—	—	—	—	6	3,154	1,840	—	—	—	—	—	5,000
Costs associated with issuing common stock						(535)							(535)
Net income for the year ended July 31, 2004	—	—	—	—	—	—	—	336	—	—	—	—	336
BALANCE, JULY 31, 2004	$—	$113	$—	$—	$132	$62,807	$—	$(4,433)	$—	$—	$—	$—	$58,619

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2004, 2003 AND 2002

(In Thousands)

	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$336	$(429)	$1,834
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities:
Depreciation and amortization	8,350	9,249	8,813
Undistributed patronage capital from cooperatives	(51)	(63)	(139)
(Gain) loss on disposition of property, equipment and other assets	(40)	13	(23)
Loss on asset impairment	704	—	—
Net loss allocated from joint venture	622	—	—
Deferred income taxes	150	(91)	5,590
Payments for long-term marketing costs	(125)	(5,000)	(2,250)
Changes in assets and liabilities
Trade receivables	(4,191)	6,652	(4,944)
Other receivables	223	(865)	778
Inventories	2,871	(8,446)	1,414
Prepaid expenses	156	(790)	71
Other assets	110	10	49
Accounts payable	1,176	(2,678)	2,071
Grower payables	—	—	(969)
Other accrued liabilities	329	(744)	(449)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	10,620	(3,182)	11,846

INVESTING ACTIVITIES
Purchases of property and equipment	(2,169)	(2,006)	(1,085)
Proceeds from sale of property, equipment
and other assets	8	3	5,079
Purchases of intangible assets	—	—	(735)
Redemption of short term investments	—	1,974	—
Proceeds from cooperative bank equity retirements	121	—	—
Investments in joint venture	(2,492)	—	—
Distributions from joint venture	124	—	—
Payments for package design costs	(345)	(390)	(343)

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(4,753)	(419)	2,916

	2004	2003	2002

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	(2,219)	2,219	(1,072)
Net change in short-term notes payable	2,495	9,705	(8,100)
Payments on long-term debt	(10,011)	(9,320)	(2,657)
Preferred stock retirements	(13)	(21)	(59)
Dividends paid on preferred stock	—	(3)	(10)
Memberships issued	—	—	1
Memberships retired	—	—	(2)
Issuance of common stock	5,000	—	—
Costs associated with issuing common stock	(535)	—	—
Purchase of treasury stock	—	(1,840)	—

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(5,283)	740	(11,899)

NET CHANGE IN CASH AND CASH EQUIVALENTS	584	(2,861)	2,863

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5	2,866	3

CASH AND CASH EQUIVALENTS, END OF YEAR	$589	$5	$2,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$2,932	$3,544	$3,742

Income taxes (refunded)	$(842)	$1,193	$1,720

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred gain on sale-leaseback transaction	$—	$—	$256

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2004, 2003 AND 2002

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

Dakota Growers Pasta Company, Inc. was organized on January 30, 2002 for the purpose of consummating the conversion of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), into a corporation. The conversion of the Cooperative from a cooperative to a corporation was completed by means of a series of mergers, the last of which was effective July 1, 2002, with the Company being the ultimate surviving entity in the conversion. The conversion was accounted for as an exchange between related parties. Therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Primo Piatto, Inc., its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. The Company’s investment in and share of net earnings or losses of its 24% ownership interest in DNA Dreamfields Company, LLC are recorded on an equity basis.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2003 and for the years ended July 31, 2003 and 2002 to facilitate comparability with the statements as of and for the year ended July 31, 2004. Such reclassifications have no effect on the net result of operations.

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

Impairment and Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and will cease to be depreciated. SFAS No. 144 also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change.

The Company recorded a loss on asset impairment of $704,000 during the year ended July 31, 2004. The impairment loss related to certain pasta production equipment which was under a purchase option agreement that expired in July 2004. Upon review, the Company determined the asset was impaired and adjusted to fair value which was estimated based on the current market conditions for similar equipment.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $21,188,000, $16,706,000 and $17,056,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $1,209,000 and $1,012,000 as of July 31, 2004 and 2003, respectively.

One customer accounted for 18% and 17% of accounts receivable as of July 31, 2004 and 2003, respectively. Sales to one customer represented 15%, 17% and 12% of net revenues for the years ended July 31, 2004, 2003 and 2002, respectively.

The following summarizes balance and activity information related to the allowance for cash discounts and doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at End of Year

Allowance for cash discounts:
Year ended July 31, 2004	$126	$2,334	$(2,301)	$159
Year ended July 31, 2003	185	2,089	(2,148)	126
Year ended July 31, 2002	150	2,365	(2,330)	185

Allowance for doubtful accounts:
Year ended July 31, 2004	$886	$283	$(119)	$1,050
Year ended July 31, 2003	607	281	(2)	886
Year ended July 31, 2002	460	405	(258)	607

Allowance for cash discounts and doubtful accounts:
Year ended July 31, 2004	$1,012	$2,617	$(2,420)	$1,209
Year ended July 31, 2003	792	2,370	(2,150)	1,012
Year ended July 31, 2002	610	2,770	(2,588)	792

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Finished goods	$18,815	$22,549
Raw materials and packaging	6,396	5,533

	$25,211	$28,082

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

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $5,759,000, $6,100,000 and $6,572,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Details relative to property and equipment are as follows (in thousands):

	2004	2003

Land and improvements	$2,934	$2,893
Buildings	22,713	22,213
Equipment	84,340	83,157

Property and equipment in service	109,987	108,263
Construction in progress	18	868
Less accumulated depreciation	(46,980)	(41,799)

	$63,025	$67,332

 Investment in Cooperative Bank

Investment in cooperative bank is stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

Intangible Assets

The Company acquired intangible assets totaling $735,000 in fiscal year 2002. Such intangibles consisted mainly of customer-based intangibles and covenants not to compete. The Company believes these assets have a finite life and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” is amortizing the amounts on a straight-line basis over a five-year estimated useful life. Amortization expense for the years ended July 31, 2004, 2003 and 2002 totaled $147,000, $147,000 and $49,000, respectively.

Details relative to intangible assets are as follows (in thousands):

	2004	2003

Customer-based intangibles	$405	$405
Covenants not to compete	330	330
	735	735
Accumulated amortization	(343)	(196)

	$392	$539

The estimated amortization expense for each of the fiscal years ending July 31 is as follows (in thousands):

2005	147
2006	147
2007	98

$392

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $3,949,000 and $3,536,000 as of July 31, 2004 and 2003, respectively.

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

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2004	2003

Package design costs	$522	$597
Prepaid marketing costs	5,521	7,606
Debt issuance costs	61	91
Other	29	139

	$6,133	$8,433

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2004	2003

Accrued promotional costs	$1,741	$1,217
Accrued interest	891	1,091
Accrued freight	709	706
Other	1,504	1,502

	$4,845	$4,516

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are immaterial and expensed as incurred.

Interest Expense, Net

The Company earns patronage refunds from its patronage-based debt issued through cooperative banks based on its share of the net interest income earned by the banks. These patronage refunds received are applied against interest expense.

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

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common/equity shares totaled 360,000 shares, 254,000 shares and 33,000 shares for the years ended July 31, 2004, 2003 and 2002, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, which replaces FASB Interpretation No. 46, addresses consolidation by business enterprises of variable interest entities. FIN 46(R) was implemented during fiscal year 2004 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - INVESTMENT IN JOINT VENTURE

The Company acquired a 24% ownership interest in DNA Dreamfields Company, LLC, an Ohio limited liability company (“DNA Dreamfields”) during fiscal year 2004. The Company has accounted for the investment using the equity method after reviewing the applicability of FIN 46(R) to the Company’s interest in DNA Dreamfields. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company made aggregate investments in DNA Dreamfields of $2,492,000 through July 31, 2004. Under the terms of the DNA Dreamfields operating agreement, the Company shall contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million, to DNA Dreamfields to pay for the development of supply chain, product package development, consumer research, test market launch and regional roll out, advertising and merchandising. Such contributions shall be additional capital contributions by the Company without the issuance of any additional ownership units in DNA Dreamfields.

Subsequent to July 31, 2004, the members of DNA Dreamfields agreed to an amendment to the DNA Dreamfields operating agreement. This amendment included a provision to retroactively change the method of allocating net losses to each member from a positive capital account basis to a unit ownership basis. The Company has reflected this change in accounting in its fourth fiscal quarter 2004. The effect of this change was immaterial to prior interim periods, and the change did not effect financial statements for years prior to fiscal 2004.

NOTE 3 - SHORT-TERM NOTES PAYABLE

The Company has a $25 million revolving credit facility with CoBank which matures on February 21, 2005. The revolving line has a variable interest rate (3.72% at July 31, 2004) established by CoBank based on CoBank’s cost of funds. The facility is secured by property, equipment, and current assets of the Company. The balance outstanding on the revolving line of credit was $12,200,000 and $9,705,000 as of July 31, 2004 and 2003, respectively.

Weighted average interest rates on short-term borrowings were 3.50%, 3.67% and 5.12% for the years ended July 31, 2004, 2003 and 2002, respectively.

NOTE 4 - LONG-TERM DEBT

Information regarding long-term debt at July 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Term loans from CoBank due in quarterly installments of $685,000 plus interest through December 31, 2004, variable interest on $280,000 (4.17% at July 31, 2004), remainder at 8.76%, collateralized by all assets of the Company	$1,280	$4,020

Term loans from CoBank due in quarterly installments of $625,000 plus interest through December 31, 2004, variable interest (4.17% at July 31, 2004), collateralized by all assets of the Company	1,125	3,625

Non-patronage term loan from CoBank due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by all assets of the Company	6,000	7,200

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 through August 1, 2008, interest at 8.04%, collateralized by all assets of the Company	12,858	15,429

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 through August 1, 2010, interest at 8.14%, collateralized by all assets of the Company	7,000	8,000

Total long-term debt	28,263	38,274
Less current portion	7,176	10,011

Net long-term debt	$21,087	$28,263

Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,

2005	$7,176
2006	4,771
2007	4,771
2008	4,771
2009	4,774
Thereafter	2,000

$28,263

The Company has a $6,000,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s debt agreements with CoBank and the institutional note holders obligate the Company to maintain or achieve certain amounts of equity and financial ratios and impose restrictions on the Company. The Company was in compliance with these financial covenants as of July 31, 2004.

The Company incurred $2,879,000, $3,547,000 and $4,099,000 of interest on long and short-term debt and other obligations in fiscal years 2004, 2003 and 2002, respectively, of which $14,000, $7,000 and $6,000 was capitalized in the respective periods. Patronage income from CoBank of $103,000, $126,000 and $228,000 was netted against interest expense on the statement of operations for the years ended July 31, 2004, 2003 and 2002, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock, $.01 par value per share, 2,731 shares of Series C Preferred Stock, $100 par value per share, 11,340,841 shares of Series D Delivery Preferred Stock, $.01 par value per share, 130,000 shares of Series E Junior Participating Preferred Stock, $.01 par value per share, and 13,525,370 shares of undesignated preferred stock, $.01 par value per share.

As a result of the mergers undertaken to effect the change from a cooperative to a corporation in fiscal year 2002, members of the Cooperative received: (i) twenty-five shares of Common Stock of the Company for each share of the Cooperative’s Membership Stock they held as of the effective date of the conversion; (ii) a number of shares of Common Stock, $.01 par value per share, of the Company equal to the number of shares of the Cooperative’s Equity Stock they held as of the effective date of the conversion; (iii) a number of shares of Series D Delivery Preferred Stock, $.01 par value per share, of the Company equal to the number of shares of the Cooperative’s Equity Stock they held as of the effective date of the conversion; and (iv) one share of Common Stock of the Company for each $7.36 of Non-Qualified Written Notices of Allocation held in the member’s name on the records of the Cooperative. To the extent that shareholders of the Cooperative held Series A Preferred Stock or Series B Preferred Stock of the Cooperative as of the effective date of the conversion, they received a number of shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, of the Company equal to the number of shares of the Cooperative’s Series A Preferred Stock or Series B Preferred Stock, as applicable, held as of such effective date. Persons who held options to acquire Series C Preferred Stock of the Cooperative had those options converted automatically into options containing the same terms with regard to Series C Preferred Stock of the Company.

Prior to the conversion, under the terms of the Cooperative’s bylaws, the Cooperative’s net income, determined in accordance with generally accepted accounting principles consistently applied, was distributed annually based on the volume of patronage business (bushels of durum delivered, which approximates one bushel of durum per equity share). The distribution was in the form of cash or credits to each member-producer’s patronage credit account, which was established on the books of the Cooperative as determined by the Board of Directors. Equity requirements of the Cooperative could be retained as unallocated earnings, or retained from amounts due to patrons and credited to members’ investments in the form of unit retains or undistributed allocated patronage. In the event of a net loss in any fiscal year under the cooperative structure, the Cooperative could first offset the net loss against any earned unallocated surplus. If the net loss exceeded the earned unallocated surplus, the Cooperative could elect to recover the net loss from prior or subsequent years’ net margins or savings.

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

In November 2002, the Board of Directors approved the repurchase of 294,456 shares of the Company’s Common Stock from certain executive officers of the Company. The Company purchased these shares for $1,840,350 or $6.25 per share (see also Note 14 — Related Party Transactions). These shares were held in treasury as of July 31, 2003.

On July 30, 2004, the Company completed the sale of 909,091 shares of Common Stock, which included the 294,456 shares of Common Stock held in treasury at that time, to MVC Capital, Inc.

NOTE 6 - MANDATORILY REDEEMABLE PREFERRED STOCK

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

The Company is authorized to issue 533 shares of Series A Preferred Stock, $100 par value per share. The Company had 200 and 333 shares of Series A Preferred Stock outstanding as of July 31, 2004 and 2003 respectively. The Series A Preferred Stock is required to be redeemed ratably on a quarterly basis through December 2005. Each share of Series A Preferred Stock entitles its holder to receive a cumulative annual dividend of 6% of the $100 par value per share. As the shares of Series A Preferred Stock are mandatorily redeemable, these shares have been classified as a liability in the Company’s consolidated balance sheet and “dividends” paid on the Series A Preferred Stock have been recorded as interest expense upon adoption of SFAS No. 150. “Dividends” paid on Series A Preferred Stock prior to the adoption of SFAS No. 150 have not been reclassified as interest cost.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and who have completed 500 hours of service within six months. Effective January 1, 2003, the 401(k) plan was amended, and the Company match was changed to 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Previously, the Company matched 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $377,000, $345,000 and $319,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions to the pension plan for the years ended July 31, 2004, 2003 and 2002 totaled $60,000, $81,000 and $72,000, respectively.

NOTE 8 - INCOME TAXES

The conversion from a cooperative to a corporation effectuated via a series of mergers, the last of which was completed July 1, 2002, is treated as a reorganization under Code Section 368(a)(1)(F). A corporation that survives a reorganization defined in Code Section 368(a)(1)(F) is treated for tax purposes as a continuation of its predecessor; accordingly, the Company retained the fiscal year, accounting methods, tax elections and other tax attributes of the Cooperative.  However, because it no longer operates on a cooperative basis after the conversion, the Company is taxable as a “C corporation.” As such, it will no longer pay deductible patronage dividends and any distributions to the shareholders will be treated as nondeductible dividends.

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

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2004 and 2003 related to temporary differences are as follows (in thousands):

	2004	2003

Deferred tax assets
AMT credit and net operating loss carryforwards	$1,331	$1,221
Accounts receivable allowances	472	346
Joint venture net loss allocation	243	—
Accrued expenses and other reserves	411	223
Total deferred tax assets	2,457	1,790

Deferred tax liabilities
Property and equipment	(11,883)	(11,066)

Net deferred tax liabilities	$(9,426)	$(9,276)

Classified in the accompanying balance sheets as follows:

	2004	2003

Current assets	$937	$569
Noncurrent liabilities	(10,363)	(9,845)

Net deferred tax liabilities	$(9,426)	$(9,276)

At July 31, 2004, the Company has an AMT credit carryforward of $1,275,000, which may be carried forward indefinitely, and a federal net operating loss carryforward of $143,000, which expires in fiscal year 2024. Management believes it is more likely than not that the deferred tax assets as of July 31, 2004 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense (benefit) for the years ended July 31, 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002

Current income tax expense (benefit)	$64	$(78)	$1,792
Prior year underaccrual	—	64	—
Deferred income taxes	150	(91)	(515)
	214	(105)	1,277
Charge to record deferred taxes upon
conversion from a cooperative to a corporation	—	—	6,105

Income tax expense (benefit)	$214	$(105)	$7,382

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Federal statutory income tax rate	34.0%	(34.0)%	34.0%
Adjustment of prior year accrual	—	12.0	—
State income taxes, net of
federal income tax effect	5.0	(5.0)	5.0
Patronage earnings	—	—	(25.1)
Charge to record deferred taxes upon conversion from a cooperative to a corporation	—	—	66.0
Other (net)	—	7.0	0.2

Effective income tax rate	39.0%	(20.0)%	80.1%

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2004 and 2003.

NOTE 10 - OPERATING LEASES

The Company leases equipment and office space under operating lease agreements. Future obligations for operating leases for fiscal years ended July 31 are as follows (in thousands):

2005	$1,113
2006	1,003
2007	686
2008	63
2009	36
Thereafter	8
$2,909

Lease expense totaled $1,402,000, $1,485,000 and $1,014,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

NOTE 11 - SALE-LEASEBACK

The Company entered into a sale-leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which is classified as operating, sets forth an initial term of five years and calls for lease payments of $72,000 per month. At the end of the initial lease term, the Company may renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000.  The Company realized a gain on the sale of $255,000, which was deferred and will be amortized in proportion to the gross rentals charged to expense over the five-year lease term. Minimum rentals required under the lease, which are also included in the future lease obligations disclosed in Note 10, for fiscal years ending July 31 are as follows (in thousands):

2005	863
2006	863
2007	576
$2,302

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2004, the Company had outstanding commitments for grain purchases totaling $12,848,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to a warehouse agreement with Sky Logistics & Distribution, Inc. (Sky), the Company is obligated to minimum monthly storage and handling volumes totaling approximately $330,000 for fiscal year 2005. This agreement expires October 31, 2004.

The Company has entered into long-term marketing agreements, which include volume and pricing commitments, with U.S. Foodservice and Safeway, Inc. through December 31, 2006 and August 31, 2006, respectively. The Company has also entered into an agreement with Gruppo Euricom, an Italian pasta manufacturer, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada with an initial term through August 2006. These products are primarily sold in the private label retail and foodservice markets.

The Company has a commitment to contribute, when and as needed, additional funds up to an aggregate of approximately $4.0 million to DNA Dreamfields under the terms of the DNA Dreamfields operating agreement (See Note  2 - Investment in Joint Venture).

The Company is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 - STOCK OPTION PLANS

On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Cooperative members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued as of July 31, 2004. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Board of Directors on November 21, 2002. All options granted under the 2002 Plan are non-qualified stock options and are for the purchase of the Company’s Common Stock. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 2002 Plan is 294,456 shares, all of which have been issued as of July 31, 2004. Stock options granted under the 2002 Plan expire 10 years from the date of grant.

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by the Company’s shareholders at the Annual Meeting on January 11, 2003. The 2003 Plan covers 500,000 shares of the Company’s Common Stock. Participation in this Plan shall be limited to officers, directors, employees, vendors or consultants of the Company or any subsidiary of the Company. Options granted under the 2003 Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the 2003 Plan administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code and the regulations promulgated there under. The stock options generally expire 10 years from the date of grant. If the employment of the Optionee is terminated by any reason other than his or her death or disability, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. Options to purchase 80,524 shares of Common Stock were granted under the 2003 Plan in fiscal year 2004.

The following table sets forth information regarding stock options outstanding and exercisable:

	Options to purchase Series C Convertible Preferred Stock
	Number of Series C Convertible Preferred Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2001	—
Exercised	—
Granted	2,045	$100	$100.00
Canceled/Expired	—

Outstanding at July 31, 2002	2,045	$100	$100.00	2,045
Exercised	—
Granted	686	$150	$150.00
Canceled/Expired	—

Outstanding at July 31, 2003	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Canceled/Expired	—

Outstanding at July 31, 2004	2,731	$100-$150	$112.56	2,731

	Options to purchase Common Stock
	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2002	—
Exercised	—
Granted	294,456	$6.25	$6.25
Canceled/Expired	—

Outstanding at July 31, 2003	294,456	$6.25	$6.25	294,456
Exercised	—
Granted	80,524	$4.25	$4.25
Canceled/Expired	—

Outstanding at July 31, 2004	374,980	$4.25-$6.25	$5.82	294,456

The Company applies APB No. 25 in accounting for employee stock options. Accordingly, no compensation expense was recorded during the years ended July 31, 2004, 2003 and 2002 related to the issuance or exercise of stock options. The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (excluding a volatility assumption): 2004 - risk free interest rate of 2.3%, expected dividend yield of zero and an expected life of 3 years; 2003 - risk free interest rate of 2.5%, expected dividend yield of zero and an expected life of 3 years; 2002 - risk free interest rate of 3.6%, expected dividend yield of zero and an expected life of 3 years. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” would not have had a material impact on net income and earnings per share for the periods presented.

NOTE 14 - RELATED PARTY TRANSACTIONS

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

The Company had advanced funds to Mr. Dodd and Mr. Friezen under promissory agreements to cover personal (unaudited) alternative minimum taxes and other costs generated as a result of these officers exercising stock options. Interest on the advances is charged at the applicable federal rate as published by the Internal Revenue Service. Certain of these promissory notes became due in conjunction with the repurchase of Common Stock from Messrs. Dodd and Friezen noted above. The Compensation Committee approved forgiving the principal totaling $92,153 and interest totaling $11,093 on these promissory notes in fiscal year 2003 as well as an additional compensatory transaction of $63,292 to cover estimated personal income taxes the officers incurred on the promissory note forgiveness.

Amounts due from officers totaled $82,000 as of July 31, 2004 and 2003.

DNA Dreamfields Company, LLC

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

Pursuant to the services agreement with DNA Dreamfields, to the extent the Company supplies logistics services for the delivery and billing of DreamfieldsTM product, the title in and to the DreamfieldsTM product shall remain with Dakota Growers, and the risk of loss shall pass from Dakota Growers to Dakota Grower’s customers in accordance with terms and conditions set forth in purchase orders or agreements between Dakota Growers and its customers. Sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. On a monthly basis, the Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product costs, which include cash discounts, promotion and allowances, brokerage fees, bad debt write-offs, freight costs, storage and handling fees, and the transfer price established between the Company and DNA Dreamfields (as outlined in the manufacturing agreement). This net amount due to DNA Dreamfields, which totaled $2,712,000 for the year ended July 31, 2004, is included in the Company’s cost of goods sold. Service fee income from DNA Dreamfields totaling $119,000 for the year ended July 31, 2004 is included in net revenues. The net amount due from DNA Dreamfields as of July 31, 2004 was $621,000, which is included in Other Receivables on the Balance Sheet.

NOTE 15 - CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

The U.S. Customs Service (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $903,000 and $1,000,000 in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. The Company repaid $34,000 and $305,000 to Customs in June 2003 and April 2004, respectively, pursuant to reclamation requests from Customs. The reclamation request related to the April 2004 repayment noted Customs had inadvertently left out an affected domestic producer that had timely filed a valid claim in the allocation calculation, resulting in an initial overpayment to the Company. The net proceeds received under the Offset Act have been classified as Other Income on the Income Statement. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended July 31, 2004:

Net revenues	$37,649	$35,403	$37,605	$34,022
Gross profit	1,911	3,042	4,126	3,355
Operating income (loss)	(92)	1,035	2,139	303
Net income (loss)	(539)	652	803	(580)
Basic net earnings (loss) per common share	(0.04)	0.05	0.07	(0.05)

Year ended July 31, 2003:

Net revenues	$37,331	$40,740	$29,435	$29,300
Gross profit	5,207	4,728	1,295	416
Operating income (loss)	2,891	1,562	(801)	(1,822)
Net income (loss)	1,247	1,045	(928)	(1,793)
Basic net earnings (loss) per common share	0.10	0.08	(0.08)	(0.15)

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the Company’s fourth fiscal quarter ended July 31, 2004 or from the end of the period to the date of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The Board of Directors currently consists of ten members. The Board may consist of a minimum of seven members and a maximum of fifteen members. The Articles of Incorporation and Bylaws of the Company require that at least five members of the Board of Directors be residents of the State of North Dakota and that at least three members be agricultural producers. The Board of Directors is divided into three classes: Class I, Class II and Class III. Class I, Class II and Class III will consist of an equal number of directors, except that, if the Board of Directors consists of a number of directors such that mathematically there cannot be a equal number of directors in each of Class I, Class II and Class III, then the one remaining director shall be made a member of Class I and, if there is more than one remaining director, the first remaining director shall be made a member of Class I and the second remaining director shall be made a member of Class II.  Each director in each of Class I, Class II and Class III will hold office until the third regular meeting of shareholders following the regular meeting of the shareholders at which such director or such director’s predecessor was elected, until his successor shall have been elected and shall qualify, or until he resigns or is removed.

The table below sets forth certain information concerning the directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name	Age	Term Expires	Class

John S. Dalrymple III	56	2006	I
Allyn K. Hart	65	2005	III
Roger A. Kenner (1)	55	2007	II
James F. Link	77	2006	I
Eugene J. Nicholas	59	2007	II
John D. Rice, Jr. (1)	50	2006	I
Michael T. Tokarz (2)	54	2005	I
Jeffrey O. Topp	45	2007	II
Curtis R. Trulson	52	2005	III
Michael E. Warner	54	2005	III

(1) Mr. Kenner and Mr. Rice are first cousins.

(2) Mr. Tokarz was appointed to the Board of Directors in July 2004.

John S. Dalrymple III.  Mr. Dalrymple has been Chairman of the Board of Directors of the Company since 1991. He became Lieutenant Governor of North Dakota in 2000. Mr. Dalrymple had been a state representative since 1984 and served as Chairman of the House Appropriations Committee and of the Budget Section of the North Dakota House of Representatives. He previously served on the board of directors of the U.S. Durum Growers Association. He has been a farmer in the Casselton, North Dakota area since 1971.  He serves on the board of directors of the U.S. Chamber of Commerce.

Allyn K. Hart.  Mr. Hart has been a director of the Company since 1991. He has been a farmer in the Cavalier County, North Dakota area since 1961.

Roger A. Kenner.  Mr. Kenner has been a director of the Company since 1991. Mr. Kenner is chairman of Golden Plains Frozen Foods LLC and is a director of Blue Cross Blue Shield of North Dakota. He has been a farmer and certified seed producer in the Leeds, North Dakota area since 1964.

James F. Link.  Mr. Link has been a director of the Company since 1991. Mr. Link has served on the boards of directors of Farm Credit and Minn-Dak Farmers cooperative, including 15 years as its chairman. He has been a farmer in the Wahpeton, North Dakota area since 1947.

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

John D. Rice, Jr.  Mr. Rice is the Vice Chairman of the Board of Directors and has been a director of the Company since 1991. He also served on the boards of directors of the National Pasta Association and U.S. Durum Growers Association. He has been a farmer in the Maddock, North Dakota area since 1968.

Michael T. Tokarz.  Mr. Tokarz was appointed to the Board of Directors in July 2004. Mr. Tokarz is the Chairman of MVC Capital, a registered investment company traded on the New York Stock Exchange (Ticker: MVC) that makes equity and debt investments. In addition, Mr. Tokarz is the Managing Member of The Tokarz Group, which manages Mr. Tokarz’s personal investments. From 1985 to 2002, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. Prior to joining KKR, Mr. Tokarz was with Continental Illinois National Bank and Trust Company of Chicago, joining the firm in 1973. He also currently serves on the corporate boards of Conseco, Inc, Walter Industries, Inc., IDEX Corporation, Nexstar Financial, Timberland Machines & Irrigation, Inc., Vestal Manufacturing Enterprises, Inc., Baltic Motors Company, Stonewater Control Systems, Lomonsov, Athleta, Inc. and Apertio Ltd. Mr. Tokarz also serves on the Board of the University of Illinois Foundation and its Investment Committee and as Chairman of its Budget and Finance Committee.  He is a member of the Board of Managers of Illinois Ventures and Chairman of Illinois Emerging Technology Fund, both affiliated with the University of Illinois.

Jeffrey O. Topp.  Mr. Topp has been a director of the Company since 1991. He serves on the board of directors of Farmers Elevator, Inc. in Grace City, North Dakota. He is a partner in T-T Ranch and has been a farmer in the Grace City area since 1978.

Curtis R. Trulson.  Mr. Trulson has been a director of the Company since 1991. He previously served on the boards of directors of the National Association of Wheat Growers and the North Dakota Grain Growers Association, including service as its President.  He has been a farmer in Mountrail County, North Dakota, since 1975.

Michael E. Warner.  Mr. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer in the Hillsboro, North Dakota area since 1967. He also currently serves on the board of directors of Warner Equipment Co. and Agriceutical Resources LLC. In 2002, Mr. Warner was awarded a fellowship by the University of Missouri. He served on the board of directors of American Crystal Sugar Company from 1989 through 1996, as part of a 23-year career of service to the sugar industry. He is a past member of the board of trustees of Meritcare Health Systems of Fargo, North Dakota, the largest hospital/multiple clinic system between Minneapolis, Minnesota and Seattle, Washington.

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

The Compensation Committee makes recommendations to the Board of Directors of the Company regarding stock and compensation plans, approves transactions of certain officers and authorizes the granting of stock options.  Messrs. Dalrymple, Trulson and Warner are members of the Compensation Committee.

The Nomination Committee is responsible for recommending nominees to the Board of Directors of the Company. Under the Company’s current bylaws, the Nomination Committee consists of the Company’s Chairman, Vice Chairman, and Chief Executive Officer.

The Policy Committee provides oversight of the Company’s governance obligations to assure compliance with all applicable laws, regulations, Articles of Incorporation and By-laws, operating pursuant to a written Policy

Committee Charter adopted by the Company’s Board of Directors. Messrs. Hart, Trulson and Link are members of the Policy Committee.

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

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	49	President and Chief Executive Officer
Thomas P. Friezen	45	Chief Financial Officer
Eldon Buschbom	56	Vice President, Operations (Minnesota)
Susan M. Clemens	43	Vice President, Human Resources and Administration
James D. Cochran	36	Vice President, Supply Chain
Jack B. Hasper	63	Vice President, Sales and Marketing
Radwan Ibrahim	60	Vice President, Quality Assurance
Edward O. Irion	33	Vice President, Finance and Chief Accounting Officer
David E. Tressler	50	Vice President, Manufacturing and Special Projects

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

Jack B. Hasper.  Mr. Hasper has been Vice President, Sales and Marketing since January 2002. He served as Vice President of Retail Private Label Sales of the Company from May 1997 until January 2002. Mr. Hasper has many years of experience in the food business and held various marketing and sales positions with Borden Foods, Super Valu, Pillsbury and General Mills prior to joining the Company.

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

David E. Tressler.  Mr. Tressler is Vice President, Manufacturing and Special Projects. Mr. Tressler was promoted to his current position from Vice President, Operations (North Dakota) in May 2004. Mr. Tressler joined the Company in February 1992 as a Project Engineer. Prior to joining the Company, Mr. Tressler was a director of engineering at American Italian Pasta Company, where he was responsible for monitoring the completion of the initial pasta plant. From 1977 to 1988 he was plant engineer at International Multi-Foods, Inc.

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

A copy of the Company’s Code of Conduct will be provided, without charge, upon written request to:

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and each of the four next highest paid officers for the fiscal year ended July 31, 2004 and the two prior fiscal years.

Summary Compensation Table

					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year			Other Annual Compen- sation (1)	Series C Preferred Securities Underlying Options (#)	Common Stock Securities Underlying Options (#)	All Other Compen- sation (2)

		Annual Compensation
		Salary	Bonus

Timothy J. Dodd	2004	$202,566	$—	$10,552	—	13,511	$—
President and Chief	2003	202,566	112,130	9,273	686	190,800	221,716
Executive Officer	2002	192,920	63,534	5,936	1,291	—	—

Thomas P. Friezen	2004	173,628	—	19,438	—	11,575	—
Chief Financial Officer	2003	173,628	34,540	9,670	—	103,656	309,551
	2002	172,310	16,263	5,658	754	—	—

Jack B. Hasper (3)	2004	144,288	—	15,919	—	9,100	—
Vice President,	2003	136,500	25,169	14,440	—	—	—
Sales and Marketing	2002	45,000	—	3,736	—	—	—

David E. Tressler	2004	115,840	—	8,604	—	7,723	—
Vice President, Manufacturing	2003	115,840	22,214	9,203	—	—	—
and Special Projects	2002	110,295	11,196	4,003	—	—	—

James D. Cochran	2004	115,840	—	4,832	—	7,723	—
Vice President,	2003	115,840	22,234	4,580	—	—	—
Supply Chain	2002	110,323	6,790	3,822	—	—	—

(1)      Includes the Company’s 401(k) matching contribution, excess life insurance, the taxable portion of reimbursable business expenses and the taxable portion of other benefits.

(2)          Compensation resulting from transactions to effect compliance with the Sarbanes-Oxley Act of 2002. See “Transactions with Executive Officers” under “Item 13. Certain Relationships and Related Transactions” for further information.

(3)   Mr. Hasper became an employee of the Company in March 2002.

Option Grants in Fiscal Year 2004

The following table sets forth certain information with respect to stock options granted to purchase Common Stock during the fiscal year ended July 31, 2004.

	Common				Potential Realized Value
	Shares	Percent			at Assumed Annual Rates
	Underlying	of Total	Exercise		of Stock Price Appreciation
	Options	Options	Price	Expiration	for Option Term (1)
Name	Granted	Granted	($/SH)	Date	5%	10%

Timothy J. Dodd	13,511	17%	$4.25	2/1/2014	$37,152	$98,021
Thomas P. Friezen	11,575	14%	$4.25	2/1/2014	$31,829	$83,976
Jack B. Hasper	9,100	11%	$4.25	2/1/2014	$25,023	$66,020
David E. Tressler	7,723	10%	$4.25	2/1/2014	$21,237	$56,030
James D. Cochran	7,723	10%	$4.25	2/1/2014	$21,237	$56,030

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

Options Exercised in Fiscal Year 2004 and Unexercised Options at July 31, 2004

The following table summarizes stock option exercises and total number of options held for Series C Convertible Preferred Stock at the end of fiscal year 2004.

	Series C		Number of Series C
	Convertible		Convertible Preferred Shares		Value of Unexercised
	Preferred		Underlying Unexercised		In-the-Money
	Stock Acquired	Value	Options at July 31, 2004		Options at July 31, 2004 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	1,977	—	$—	$—
Thomas P. Friezen	—	—	754	—	—	—

The following table summarizes stock option exercises and total number of options held for Common Stock at the end of fiscal year 2004.

			Number of
	Common		Common Shares		Value of Unexercised
	Stock		Underlying Unexercised		In-the-Money
	Acquired	Value	Options at July 31, 2004		Options at July 31, 2004 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	190,800	13,511	$—	$—
Thomas P. Friezen	—	—	103,656	11,575	—	—
Jack B. Hasper	—	—	—	9,100	—	—
David E. Tressler	—	—	—	7,723	—	—
James D. Cochran	—	—	—	7,723	—	—

(1) There is no established public trading market for the Company’s securities; therefore, the Company is unable to estimate the value of unexercised options as of July 31, 2004.

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

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by the Company’s shareholders at the Annual Meeting on January 11, 2003. No options have been granted under the 2003 Plan. The 2003 Plan covers 500,000 shares of the Company’s Common Stock. Participation in this Plan shall be limited to officers, directors, employees, vendors or consultants of the Company or any subsidiary of the Company. Options granted under the 2003 Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the 2003 Plan administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code and the regulations promulgated there under. The stock options generally expire 10 years from the date of grant. If the employment of the Optionee is terminated by any reason other than his or her death or disability, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. Options to purchase 80,524 shares of Common Stock were granted under the 2003 Plan in fiscal year 2004.

Employee Benefit Plans

The Company and its subsidiary, Primo Piatto, Inc., have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and who have completed 500 hours of service within six months. Effective January 1, 2003, the 401(k) plan was amended, and the Company match was changed to 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Previously the Company matched 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $377,000, $345,000 and $319,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions for the years ended July 31, 2004, 2003 and 2002 totaled $60,000, $81,000 and $72,000, respectively.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2004, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

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

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Except as otherwise noted, each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2004 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securities
Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Total Common Stock	Number of Shares of Series C Preferred	Percent of Total Series C Preferred	Number of Shares of Series D Preferred	Percent of Total Series D Preferred
John S. Dalrymple III (1)	370,368	2.8%	—	—	333,000	3.0%
Allyn K. Hart	16,723	0.1	—	—	15,000	0.1
Roger A. Kenner (2)	155,596	1.2	—	—	140,000	1.2
James F. Link (3)	59,656	0.5	—	—	54,550	0.5
Eugene J. Nicholas (4)	65,525	0.5	—	—	58,951	0.5
John D. Rice, Jr. (5)	22,583	0.2	—	—	20,200	0.2
Jeffrey O. Topp (6)	302,172	2.3	—	—	271,420	2.4
Curtis R. Trulson (7)	68,624	0.5	—	—	61,750	0.5
Michael E. Warner	63,441	0.5	—	—	57,038	0.5
Timothy J. Dodd (8)	252,934	1.9	1,977	72.4%	238,248	2.1
Thomas P. Friezen (8)	126,959	1.0	754	27.6	121,752	1.1
Michael Tokarz (10)	909,091	6.9	—	—	—	—
MVC Capital, Inc. (10)	909,091	6.9	—	—	—	—
All directors and officers as a Group (12 persons) (9)	2,413,672	17.8	2,731	100.0	1,371,909	12.1

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

(8)               Messrs. Dodd and Friezen have been granted options that are currently exercisable or exercisable within 60 days of July 31, 2004, to purchase 1,977 and 754 shares, respectively, of the Company’s Series C Preferred Stock and 190,800 and 103,656 shares, respectively, of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Messrs. Dodd and Friezen include 47,448 and 18,096 shares, respectively, of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Messrs. Dodd and Friezen includes 47,448 and 18,096 shares, respectively, of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Messrs. Dodd and Friezen also include 190,800 and 103,656 shares, respectively, of Common Stock issuable upon exercise of options to purchase Common Stock.

(9)               The number of shares of Common Stock and Series D Delivery Preferred Stock and the percentage of the total number of shares of Common Stock and Series D Delivery Preferred Stock beneficially owned by all directors and executive officers as a group are shown on a fully-diluted basis, based upon 13,529,382 shares of Common Stock and 11,340,841 shares of Series D Delivery Preferred Stock issued and outstanding on a fully-diluted basis.

(10)         The shares are directly owned by MVC Capital, Inc. of which Mr. Tokarz is a stockholder, director and Chairman.  Mr. Tokarz disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of the Reporting Person’s pecuniary interests therein.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plan as of July 31, 2004.

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available
	to be Issued	Exercise Price of	for Future Issuance
	Upon Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

	Options to purchase Series C Convertible Preferred Stock (1)
Equity compensation plans approved by security holders	2,731	$112.56	—

	Options to purchase Common Stock
Equity compensation plans approved by security holders	80,524	$4.25	419,476

Equity compensation plans not approved by security holders	294,456	$6.25	—

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

The current outstanding principal balance of funds advanced to officers and the highest amounts of outstanding advances for indebtedness of management exceeding $60,000 at any time since the beginning of fiscal year 2004 are set forth below.

	Current Outstanding Balance	Highest Amounts Outstanding

Timothy J. Dodd	$47,000	$47,000
Thomas P. Friezen	35,000	35,000

The current outstanding balances of $47,000 and $35,000 for Messrs. Dodd and Friezen, respectively, were advanced subject to promissory notes in effect prior to the enactment of the Sarbanes-Oxley Act of 2002. There has been no material modification of the terms or any renewal of these promissory notes.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2004 and 2003 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2004	2003

Audit Fees	$54	$54
Audit-Related Fees (a)	8	10
Tax Fees (b)	19	26
All Other Fees	—	—

Total Fees (c)	$81	$90

(a)           Primarily benefit plan audit services.

(b)           Primarily tax advisory and preparation services.

(c)           The Audit Committee has approved all fees.

Auditor Fees Pre-approval Policy

   The Audit Committee must approve all services to be provided by Eide Bailly LLP, the Company’s independent auditor, including audit, audit-related, tax and other services.  The Chair of the Committee has the authority to pre-approve permitted services that require action between regular Committee meetings, provided a report of these services is given to the full Committee at the next regular meeting.  The Committee approved all services provided by Eide Bailly LLP during fiscal year 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2004 and 2003

Consolidated Statements of Operations for the years ended July 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended July 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.  Reports on Form 8-K

On August 6, 2004, the Company filed a Form 8-K announcing the completion of the sale of nine hundred nine thousand ninety one (909,091) shares of its Common Stock, par value $0.01, to MVC Capital, Inc. effective July 30, 2004.

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

10.1                           Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended April 30, 1998).

10.2                           Five-Year Contract Extension between Dakota Growers Pasta Company and U.S. Foodservice dated December 28, 2000. (Incorporated by reference to Exhibit 10.4 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2001). Confidential treatment has been granted with respect to portions of this Exhibit.

10.3                           First Amendment: Five-Year Contract Extension between Dakota Growers Pasta Company and U.S. Foodservice dated December 20, 2001. (Incorporated by reference to Exhibit 10.3 from Dakota Growers Pasta Company’s Quarterly Report on Form 10-Q, File No. 33-99834, for the quarter ended January 31, 2002). Confidential treatment has been granted with respect to portions of this Exhibit.

10.4                           Master Lease Agreement dated March 6, 2002 and related Schedule A dated March 29, 2002 between Dakota Growers Pasta Company and Farm Credit Leasing Services Corporation. (Incorporated by reference to Exhibit 10.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.5                           Amended and Restated Share Rights Agreement, dated as of April 19, 2002, by and among the Company, formerly Dakota Growers Restructuring Company, Inc., and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.6                           Executive Employment Agreement, dated March 25, 2002, between Dakota Growers Pasta Company and Jack Hasper. (Incorporated by reference to Exhibit 10.3 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.7                           Master Loan Agreement dated February 24, 2004 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended April 30, 2004).

10.8                           Statused Revolving Credit Supplement and Term Supplements dated February 24, 2004 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended April 30, 2004).

10.9                           Security Agreement dated February 11, 2003 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.3 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2003).

10.10                     Continuing Guarantee Agreement dated February 11, 2003 between Primo Piatto, Inc., a wholly-owned subsidiary of the Company, and CoBank, ACB. (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2003).

10.11                     Dakota Growers Pasta Company, Inc. 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.16 from the Company’s Annual Report on Form 10-K, File No. 000-50111, for the year ended July 31, 2003).

10.12                     Dakota Growers Pasta Company, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.6 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004).

10.13                     Non-Revolving Credit Supplement dated February 24, 2004 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.3 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended April 30, 2004).

10.14                     DNA Dreamfields Company, LLC Operating Agreement dated October 31, 2003 between the Company, B-New, LLC, TechCom Group, LLC, and Buhler, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004). Confidential treatment has been granted with respect to portions of the Exhibit.

10.15                     Manufacturing Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004). Confidential treatment has been granted with respect to portions of the Exhibit.

10.16                     Services Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.3 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004). Confidential treatment has been granted with respect to portions of the Exhibit.

10.17                     Trademark License Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004).

10.18                     Technology Sublicense Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004).

10.19                     Stock Purchase Agreement dated July 30, 2004 between the Company and MVC Capital, Inc. (Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.20                     Registration Rights Agreement dated July 30, 2004 between the Company and MVC Capital, Inc. (Incorporated by reference to Exhibit 99.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.21                     Consulting Agreement dated July 30, 2004 between the Company and MVC Financial Services, Inc. (Incorporated by reference to Exhibit 99.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.22                     Amendment No. 1 to DNA Dreamfields Company, LLC Operating Agreement dated February 9, 2004 between the Company, B-New, LLC, TechCom Group, LLC, and Buhler, Inc. Confidential treatment has been requested with respect to portions of the Exhibit.

10.23                     Amendment No. 2 to DNA Dreamfields Company, LLC Operating Agreement dated October 25, 2004 between the Company, B-New, LLC, TechCom Group, LLC, and Buhler, Inc. Confidential treatment has been requested with respect to portions of the Exhibit.

21                                    Subsidiary of the registrant.

Name of Subsidiary	Jurisdiction of Incorporation

Primo Piatto, Inc.	Minnesota

23                                    Consent of Independent Registered Public Accounting Firm; Eide Bailly LLP.

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

Dated: October 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd
President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 29, 2004

/s/ Thomas P. Friezen	Chief Financial Officer
	(Principal Financial Officer)	October 29, 2004
Thomas P. Friezen

/s/ Edward O. Irion	Vice President - Finance and
Chief Accounting Officer
Edward O. Irion	(Principal Accounting Officer)	October 29, 2004

/s/ John S. Dalrymple III

John S. Dalrymple III	Director	October 29, 2004

/s/ John D. Rice, Jr.

John D. Rice, Jr.	Director	October 29, 2004

Signature	Title	Date

/s/ Curt R. Trulson

Curt R. Trulson	Director	October 29, 2004

/s/ Allyn K. Hart

Allyn K. Hart	Director	October 29, 2004

/s/ Roger A. Kenner

Roger A. Kenner	Director	October 29, 2004

/s/ James F. Link

James F. Link	Director	October 29, 2004

/s/ Eugene J. Nicholas

Eugene J. Nicholas	Director	October 29, 2004

/s/ Michael T. Tokarz

Michael T. Tokarz	Director	October 29, 2004

/s/ Jeffrey O. Topp

Jeffrey O. Topp	Director	October 29, 2004

/s/ Michael E. Warner

Michael E. Warner	Director	October 29, 2004