Form 10-Q
period 2004-10-31
DAKOTA GROWERS PASTA CO INC
filed 2004-12-15
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

or

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

Yes ☐  No ☒

As of December 15, 2004, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) October 31, 2004	July 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2	$589

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,303 and $1,209, respectively	17,344	14,043

Due from related parties	82	703

Other receivables	324	299

Inventories	25,185	25,211

Prepaid expenses	4,391	3,994

Deferred income taxes	937	937

Total current assets	48,265	45,776

PROPERTY AND EQUIPMENT
In service	110,283	109,987
Construction in process	292	18
	110,575	110,005
Less accumulated depreciation	(48,307)	(46,980)

Net property and equipment	62,268	63,025

INVESTMENT IN JOINT VENTURE	2,577	1,746

INVESTMENT IN COOPERATIVE BANK	2,283	2,343

INTANGIBLE ASSETS	355	392

OTHER ASSETS	5,741	6,133

	$121,489	$119,415

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) October 31, 2004	July 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$16,700	$12,200
Current portion of long-term debt	5,866	7,176
Accounts payable	3,670	4,969
Excess outstanding checks over cash on deposit	3,463	—
Due to related parties	281	—
Accrued liabilities	6,374	4,845

Total current liabilities	36,354	29,190

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	16,316	21,087
DEFERRED INCOME TAXES	10,245	10,363
OTHER LIABILITIES	123	136
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 167 and 200 shares issued and outstanding as of October 31, 2004 and July 31, 2004, respectively	17	20

Total liabilities	63,055	60,796

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 issued and outstanding	132	132
Additional paid-in capital	62,807	62,807
Accumulated deficit	(4,618)	(4,433)

Total stockholders’ equity	58,434	58,619

Total liabilities and stockholders’ equity	$121,489	$119,415

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended October 31,
	2004	2003
Net revenues (net of discounts and allowances of $6,261 and $4,742, respectively)	$35,923	$37,649

Cost of goods sold	32,609	35,738

Gross profit	3,314	1,911

Marketing, general and administrative expenses	2,370	2,003

Operating income (loss)	944	(92)

Other income (expense)
Interest and other income	20	1
Gain on disposition of property, equipment and other assets	9	13
Net loss allocated from joint venture	(638)	—
Interest expense, net	(638)	(806)

Loss before income taxes	(303)	(884)

Income tax benefit	(118)	(345)

Net loss	$(185)	$(539)

Net loss per common share
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding
Basic	13,169	12,260

Diluted	13,529	12,620

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Three Months Ended October 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(185)	$(539)
Adjustments to reconcile net loss to net cash from (used for) operating activities:
Depreciation and amortization	1,998	2,229
Gain on disposition of property, equipment and other assets	(9)	(13)
Net loss allocated from joint venture	638	—
Deferred income taxes	(118)	(345)
Payments for long-term marketing costs	—	(125)
Changes in assets and liabilities
Trade receivables	(3,301)	(4,074)
Due from related parties	621	—
Other receivables	(25)	972
Inventories	26	3,207
Prepaid expenses	(353)	(14)
Other assets	2	2
Accounts payable	(1,299)	853
Due to related parties	281	—
Other accrued liabilities	1,529	(306)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(195)	1,847

INVESTING ACTIVITIES
Purchases of property and equipment	(598)	(433)
Payments for package design costs	(264)	(179)
Proceeds from cooperative bank equity retirements	60	—
Investments in joint venture	(1,469)	—
NET CASH USED FOR INVESTING ACTIVITIES	(2,271)	(612)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	3,463	454
Net change in short-term notes payable	4,500	4,395
Payments on long-term debt	(6,081)	(6,081)
Preferred stock retirements	(3)	(3)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	1,879	(1,235)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(587)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	589	5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for
Interest (net of amounts capitalized)	$1,091	$1,366

Income taxes	$63	$(972)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2004 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates milling and pasta manufacturing facilities in Carrington, North Dakota. In addition, the Company’s wholly-owned subsidiary, Primo Piatto, Inc. (“Primo Piatto”), a Minnesota corporation, operates pasta manufacturing facilities in New Hope, Minnesota.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2004. The information contained in the balance sheet as of July 31, 2004 was derived from the Company’s audited annual report for fiscal year 2004. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2004 include raw materials and packaging of $6,718,000 and finished goods of $18,467,000. Inventories at July 31, 2004 include raw materials and packaging of $6,396,000 and finished goods of $18,815,000.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 360,000 for the three months ended October 31, 2004 and 2003. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 5 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $14,406,000 as of October 31, 2004, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 6 – INVESTMENT IN JOINT VENTURE

The Company acquired a 24% ownership interest in DNA Dreamfields Company, LLC (“DNA Dreamfields”) during fiscal year 2004. The Company has accounted for the investment in DNA Dreamfields using the equity method. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company met its initial $3,962,000 aggregate investment commitment in DNA Dreamfields during the fiscal quarter ended October 31, 2004.

On November 3, 2004, the Company and the other members of DNA Dreamfields entered into Amendment No. 3 to the DNA Dreamfields Operating Agreement. Under the terms of the Amendment, the Company contributed an additional $1,500,000 into DNA Dreamfields, which increased its economic ownership in DNA Dreamfields to 29.5%.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Pursuant to the services agreement with DNA Dreamfields, to the extent the Company supplies logistics services for the delivery and billing of DreamfieldsTM product, the title in and to the DreamfieldsTM product shall remain with Dakota Growers, and the risk of loss shall pass from Dakota Growers to Dakota Grower’s customers in accordance with terms and conditions set forth in purchase orders or agreements between Dakota Growers and its customers. Sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. On a monthly basis, the Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product costs, which include cash discounts, promotion and allowances, brokerage fees, bad debt write-offs, freight costs, storage and handling fees, and the transfer price established between the Company and DNA Dreamfields (as outlined in the manufacturing agreement). This net amount due to DNA Dreamfields, which totaled $712,000 for the three months ended October 31, 2004, is included in the Company’s cost of goods sold. Service fee income from DNA Dreamfields totaling $46,000 for the three months ended October 31, 2004 is included in net revenues. The net amount due to DNA Dreamfields was $281,000 as of October 31, 2004, while the net amount due from DNA Dreamfields was $621,000 as of July 31, 2004.

Amounts due from officers totaled $82,000 as of October 31, 2004 and July 31, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended July 31, 2004.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management, as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2004 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

The Company incurred a net loss of $185,000 for the three months ended October 31, 2004, compared to a net loss of $539,000 for the three months ended October 31, 2003. The decrease in net loss was largely due to higher pasta sales volumes in the foodservice and ingredient markets. In September 2004, the Company entered into a foodservice license agreement with New World Pasta Company, giving the Company the exclusivity to produce and market the Ronzoni, Prince, San Giorgio and Mrs. Weiss brands in the foodservice market. The quarter was negatively impacted by higher per unit production costs flowing out of the fourth fiscal quarter of 2004.

The Company secured new business in its first fiscal quarter 2005 and expects to begin realizing increased revenues as a result of these new customer rollouts in its second fiscal quarter 2005. The positive benefits of these sales will be somewhat tempered during the roll out period due to the production scheduling and distribution disruptions created. The Company has also been successful in implementing sales price increases, most of which will take effect in the Company’s second fiscal quarter 2005. Until these increases are fully implemented, the negative impacts of higher freight costs, packaging materials, utilities, health care and other production input costs will be felt.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2004. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of October 31, 2004 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended October 31, 2004 and 2003

Net Revenues. Net revenues totaled $35.9 million for the three months ended October 31, 2004, a decrease of $1.7 million, or 4.6%, compared to $37.6 million for the three months ended October 31, 2003. The decrease primarily resulted from lower retail sales volumes, although these losses were partially offset by volume gains in the foodservice and ingredient markets.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $4.0 million, or 18.7%, primarily as a result of a 28.3% decrease in sales volumes offset partially by higher per unit selling prices. The retail market volume declines were mainly in co-pack sales and, to a lesser extent, private label sales. Sales of DreamfieldsTM low digestible carbohydrate pasta, which have significantly higher per unit sales prices than the Company’s other products, accounted for the average sales price increase in the retail market. Foodservice revenues increased $1.7 million, or 16.5%, due to a 25.0% increase in sales volumes offset by lower per unit selling prices. Increased foodservice volumes were derived from sales under the New World Pasta license agreement combined with new customer sales. Ingredient revenues increased $1.3 million, or 43.9%, as a result of a 56.0% increase in sales volumes primarily related to the addition of one customer.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from semolina and by-product sales decreased $0.7 million for the three months ended October 31, 2004, when compared to the same period of the prior year. The decrease primarily resulted from lower semolina sales volumes.

Cost of Goods Sold. Cost of goods sold decreased $3.1 million, or 8.8%, to $32.6 million for the three months ended October 31, 2004, compared to $35.7 million for the three months ended October 31, 2003. The decrease was primarily due to lower revenues for the quarter ended October 31, 2004 relative to the comparable quarter of the prior year. Gross profit as a percentage of net revenues increased to 9.2% for the three months ended October 31, 2004 from 5.1% for the three months ended October 31, 2003 primarily due to lower average manufacturing input costs.

As a result of a supply/demand imbalance in the Company’s fourth fiscal quarter of 2004, the Company reduced production to keep its inventories at proper levels, resulting in higher per unit conversion costs. A significant portion of these increased per unit costs flowed through cost of goods sold in the first two months of the Company’s first fiscal quarter 2005. The Company’s gross profit as a percentage of net revenues for the month ended October 31, 2004 improved to 12.3%, resulting in an overall first fiscal quarter 2005 average of 9.2%.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased $0.4 million, or 18.3%, to $2.4 million for the quarter ended October 31, 2004, compared to $2.0 million for the quarter ended October 31, 2003. The increase was primarily due to customer marketing support associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues increased to 6.6% for the quarter ended October 31, 2004, from 5.3% for the comparable quarter of the prior year.

Net Loss Allocated from Joint Venture.  The net loss allocated from joint venture totaled $0.6 million for the three months ended October 31, 2004, and represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC based upon its 24% ownership interest.

Interest Expense. Interest expense for the three months ended October 31, 2004 totaled $0.6 million, down $0.2 million from the corresponding period of the prior year. The decrease was primarily due to lower average outstanding debt levels.

Income Taxes. The income tax benefit for the three months ended October 31, 2004 and 2003, totaled $118,000 and $345,000, respectively. The income tax benefit reflects an effective corporate income tax rate of approximately 39%.

Net Loss. The Company incurred net losses of $185,000 and $539,000 for the three months ending October 31, 2004 and 2003, respectively. The $354,000 decrease in net loss for the quarter ended October 31, 2004 when compared to the quarter ended October 31, 2003 resulted from the factors noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Working capital as of October 31, 2004 totaled $11.9 million compared to $16.6 million as of July 31, 2004.

The Company has a $25 million revolving credit facility with CoBank, which extends through February 21, 2005. The balance outstanding on the line of credit was $16.7 million as of October 31, 2004.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2004. The Company and CoBank entered into an Amendment to the Master Loan Agreement in December 2004 under which the Company is required to maintain a current ratio of not less than 1.10 to 1.0 through and including April 30, 2005, and of not less than 1.25 to 1.0 thereafter.

Net cash used for operating activities totaled $0.2 million for the three months ended October 31, 2004 compared to net cash from operating activities of $1.8 million for the three months ended October 31, 2003. The net decrease was primarily due to a $3.2 million decrease in inventories for the quarter ended October 31, 2003, while inventories remained relatively unchanged for the quarter ended October 31, 2004.

Net cash used for investing activities totaled $2.3 million and $0.6 million for the three months ended October 31, 2004 and 2003, respectively. The Company invested $1.5 million in DNA Dreamfields during the quarter ended October 31, 2004, which accounted for a majority of the $1.7 million change.

Net cash from financing activities totaled $1.9 million for the three months ended October 31, 2004, compared to net cash used for financing activities of $1.2 million for the three months ended October 31, 2003. Substantially all of these amounts related to debt principal payments offset by net borrowings under the Company’s revolving credit facility and increases in excess outstanding checks over cash on deposit.

In December 2004, the Company entered into a letter of intent with U.S. Foodservice which outlined the economic terms and conditions under which U.S. Foodservice will purchase pasta products from the Company. This letter of intent eliminates the Company's right to be the exclusive supplier of dry pasta products to U.S. Foodservice and no longer provides for minimum purchase commitments by U.S. Foodservice. The letter of intent also includes provisions which the Company anticipates will lessen the time to recover the unamortized portion of certain marketing incentive prepayments made to U.S. Foodservice.

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2004, the Company had outstanding commitments for grain purchases totaling $14.4 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The following table summarizes the Company’s contractual obligations as of October 31, 2004 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$22,182	$5,866	$14,316	$2,000	$—
Durum purchase obligations	14,406	14,406	—	—	—
Operating leases	2,861	1,137	1,639	85	—

	$39,449	$21,409	$15,955	$2,085	$—

Management believes that net cash currently available and to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

U.S. Customs and Border Protection (“Customs”) published a notice of intention to distribute antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey from October 1, 2003 to September 30, 2004, to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received $425,000 in December 2004 under the Act, based on duties assessed from October 1, 2003 to September 30, 2004. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal first quarter ended October 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

10.1	Amendment effective December 1, 2004 to the Master Loan Agreement between the Company and CoBank, ACB.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	December 15, 2004
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	December 15, 2004
Officer)

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer	December 15, 2004
(Principal Accounting Officer)