Form 10-K/A
period 2004-07-31
DAKOTA GROWERS PASTA CO INC
filed 2004-12-30
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on Form 10-K/A to

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

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of December 29, 2004, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Description of Amendment

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Dakota Growers Pasta Company, Inc. is being filed to provide additional information at Item 13. Certain Relationships and Related Transactions.  Therefore, Item 13 of Part III of the Annual Report on Form 10-K is hereby amended and restated as follows:

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Consulting Services

In July 2004, the Company and MVC Financial Services, Inc. entered into a consulting agreement pursuant to which MVC Financial Services, Inc. will provide certain business consulting services to the Company for annual compensation of $75,000 per year and the reimbursement of expenses.  MVC Financial Services, Inc. is an affiliate of MVC Capital, Inc., a holder of 5% or greater of the Company’s Common Stock.  Michael T. Tokarz, a director of the Company, is a stockholder and Chairman of MVC Capital, Inc.

Relationship with S&T Marketing Services, LLC

S&T Marketing Services, LLC (S&T) is a company located in Brooklyn Park, Minnesota, which provides sales brokerage and consulting services.  Jack B. Hasper, an executive officer of Dakota Growers, is one of three owners of S&T, each of whom have equal ownership interests.  Mr. Hasper is not an officer or employee of S&T and has no involvement in its day-to-day operations.  In Dakota Grower’s fiscal year ended July 31, 2004, Dakota Growers paid S&T $968,000 primarily related to commissions for sales of Dakota Grower’s products to U.S. Foodservice brokered by S&T and other consulting services provided by S&T.  Since becoming an employee of Dakota Growers in March 2002, Mr. Hasper has not received any income from S&T, whether in his capacity as an owner of S&T, for services provided by S&T to Dakota Growers or otherwise.  Additionally, Mr. Hasper received no income from Dakota Growers related to S&T’s brokerage or consulting services in either of the Company’s last two fiscal years.  Although Mr. Hasper has received no income in recent years from his ownership of an interest in S&T, the Company has asked Mr. Hasper to either divest his interest in S&T or otherwise resolve the conflict created by Mr. Hasper’s ownership of an interest in S&T.

Exhibits
31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd
Timothy J. Dodd
President and Chief Executive Officer

Dated: December 30, 2004