Form 10-Q
period 2005-01-31
DAKOTA GROWERS PASTA CO INC
filed 2005-03-16
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of March 16, 2005, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) January 31, 2005	July 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$589

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,403 and $1,209, respectively	18,716	14,043

Due from related parties	82	703

Other receivables	27	299

Inventories	24,633	25,211

Prepaid expenses	4,278	3,994

Deferred income taxes	937	937

Total current assets	48,676	45,776

PROPERTY AND EQUIPMENT
In service	110,512	109,987
Construction in process	562	18
	111,074	110,005
Less accumulated depreciation	(49,644)	(46,980)

Net property and equipment	61,430	63,025

INVESTMENT IN JOINT VENTURE	3,860	1,746

INVESTMENT IN COOPERATIVE BANK	2,223	2,343

INTANGIBLE ASSETS	319	392

OTHER ASSETS	1,598	6,133

	$118,106	$119,415

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited) January 31, 2005	July 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$15,700	$12,200
Current portion of long-term debt	4,771	7,176
Accounts payable	5,480	4,969
Excess outstanding checks over cash on deposit	1,732	—
Due to related parties	68	—
Accrued liabilities	4,207	4,845

Total current liabilities	31,958	29,190

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	16,316	21,087
DEFERRED INCOME TAXES	10,510	10,363
OTHER LIABILITIES	111	136
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 133 and 200 shares issued and outstanding as of January 31, 2005 and July 31, 2004, respectively	13	20

Total liabilities	58,908	60,796

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 shares authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 shares issued and outstanding	132	132
Additional paid-in capital	62,807	62,807
Accumulated deficit	(3,854)	(4,433)

Total stockholders’ equity	59,198	58,619

Total liabilities and stockholders’ equity	$118,106	$119,415

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended January 31,
	2005	2004

Net revenues (net of discounts and allowances of $5,755 and $4,563, respectively)	$40,727	$35,403

Cost of goods sold	36,208	32,361

Gross profit	4,519	3,042

Marketing, general and administrative expenses	2,859	2,007

Operating income	1,660	1,035

Other income (expense)
Interest and other income	414	903
Gain on disposition of property, equipment and other assets	13	—
Net loss allocated from joint venture	(218)	(144)
Interest expense, net	(617)	(725)

Income before income taxes	1,252	1,069

Income tax expense	488	417

Net income	$764	$652

Net earnings per common share
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Weighted average common shares outstanding
Basic	13,169	12,260

Diluted	13,529	12,620

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended January 31,
	2005	2004

Net revenues (net of discounts and allowances of $12,017 and $9,305, respectively)	$76,650	$73,051

Cost of goods sold	68,816	68,099

Gross profit	7,834	4,952

Marketing, general and administrative expenses	5,229	4,009

Operating income	2,605	943

Other income (expense)
Interest and other income	433	904
Gain on disposition of property, equipment and other assets	22	13
Net loss allocated from joint venture	(856)	(144)
Interest expense, net	(1,255)	(1,531)

Income before income taxes	949	185

Income tax expense	370	72

Net income	$579	$113

Net earnings per common share
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Weighted average common shares outstanding
Basic	13,169	12,260

Diluted	13,529	12,620

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$579	$113
Adjustments to reconcile net income to net cash from from operating activities:
Depreciation and amortization	3,850	4,354
Gain on disposition of property, equipment and other assets	(22)	(13)
Net loss allocated from joint venture	856	144
Deferred income taxes	147	72
Payments for long-term marketing costs	—	(125)
Accrued promotional costs applied to marketing prepayments	3,593	—
Changes in assets and liabilities
Trade receivables	(4,673)	(4,117)
Due from related parties	621	—
Other receivables	272	884
Inventories	578	7,128
Prepaid expenses	(24)	234
Other assets	5	5
Accounts payable	511	(179)
Due to related parties	68	—
Other accrued liabilities	(638)	623
NET CASH FROM OPERATING ACTIVITIES	5,723	9,123

INVESTING ACTIVITIES
Purchases of property and equipment	(1,096)	(619)
Payments for package design costs	(412)	(242)
Proceeds from cooperative bank equity retirements	120	—
Investments in joint venture	(2,970)	(145)
NET CASH USED FOR INVESTING ACTIVITIES	(4,358)	(1,006)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	1,732	586
Net change in short-term notes payable	3,500	(1,305)
Principal payments on long-term debt	(7,176)	(7,391)
Preferred stock retirements	(7)	(6)
NET CASH USED FOR FINANCING ACTIVITIES	(1,951)	(8,116)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(586)	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	589	5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for
Interest (net of amounts capitalized)	$1,411	$1,693

Income taxes	$(200)	$(972)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2004 as filed in the Company’s Form 10 K.

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2004. The information contained in the balance sheet as of July 31, 2004 was derived from the Company’s audited annual report for fiscal year 2004. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of Dakota Growers Pasta Company, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2005 include raw materials and packaging of $6,878,000 and finished goods of $17,755,000. Inventories at July 31, 2004 include raw materials and packaging of $6,396,000 and finished goods of $18,815,000.

NOTE 4 – LOAN AGREEMENTS

Effective February 22, 2005, the Company secured a $25 million revolving credit facility with CoBank that extends through February 20, 2006. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The balance outstanding under the revolving line of credit totaled $15.7 million and $12.2 million as of January 31, 2005 and July 31, 2004, respectively. The Company had $9.3 million available for borrowings under the line of credit as of January 31, 2005.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2005. The Company entered into an amendment with CoBank on December 1, 2004 which requires the Company to maintain a current ratio of not less than 1.10 to 1.0 through and including April 30, 2005 and of not less than 1.25 to 1.0 thereafter.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 360,000 for the three and six month periods ended January 31, 2005 and 2004. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 6 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $425,000 and $903,000 in December 2004 and 2003, respectively, under the Offset Act. $305,000 of the $903,000 was repaid to Customs in April 2004 pursuant to a reclamation request from Customs. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 7 – INVESTMENT IN JOINT VENTURE

The Company acquired a 24% ownership interest in DNA Dreamfields Company, LLC (“DNA Dreamfields”) during fiscal year 2004. The Company accounts for the investment in DNA Dreamfields using the equity method. DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company met its initial $3,962,000 aggregate investment commitment in DNA Dreamfields during the fiscal quarter ended October 31, 2004.

On November 3, 2004, the Company and the other members of DNA Dreamfields entered into Amendment No. 3 to the DNA Dreamfields Operating Agreement. Under the terms of the Amendment, the Company contributed an additional $1,500,000 into DNA Dreamfields, which increased its economic ownership in DNA Dreamfields to 29.5%.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Pursuant to the services agreement with DNA Dreamfields, to the extent the Company supplies logistics services for the delivery and billing of DreamfieldsTM product, the title in and to the DreamfieldsTM product shall remain with Dakota Growers, and the risk of loss shall pass from Dakota Growers to Dakota Grower’s customers in accordance with terms and conditions set forth in purchase orders or agreements between Dakota Growers and its customers. Sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. On a monthly basis, the Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product costs, which include cash discounts, promotion and allowances, brokerage fees, bad debt write-offs, freight costs, storage and handling fees, and the transfer price established between the Company and DNA Dreamfields (as outlined in the manufacturing agreement). This net amount due to DNA Dreamfields is included in the Company’s cost of goods sold and totaled $424,000 and $1,137,000 for the three and six month periods ended January 31, 2005, respectively. Service fee revenues from DNA Dreamfields are included in the Company’s net revenues and totaled $29,000 and $75,000 for the three and six month periods ended January 31, 2005, respectively. The net amount due to DNA Dreamfields was $68,000 as of January 31, 2005, while the net amount due from DNA Dreamfields was $621,000 as of July 31, 2004.

Amounts due from officers totaled $82,000 as of January 31, 2005 and July 31, 2004.

NOTE 9 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $14,293,000 related to forward purchase contracts as of January 31, 2005. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Subsequent to January 31, 2005, the Company entered into a commitment to purchase pasta equipment totaling approximately $5.0 million, which is expected to be paid within one year.

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

Net income for the quarter ended January 31, 2005 totaled $764,000 compared to $652,000 for the quarter ended January 31, 2004. Net income for the six months ended January 31, 2005 totaled $579,000 versus $113,000 for the six months ended January 31, 2004. Revenues increased in the Company’s second fiscal quarter 2005 as a result of new customer rollouts. The benefits of these sales were partially offset by costs associated with production scheduling and distribution inefficiencies experienced during the roll out period. The Company has been successful in implementing sales price increases, most of which became effective in the latter half of the Company’s second fiscal quarter 2005. The sales price increases were most profound in the private label retail market. However, increased freight costs continued to have a negative impact on earnings.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due and our historical experience. If the financial condition of our customers were to deteriorate, additional allowances may be required in the future which could have an adverse impact on our future operating results.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of January 31, 2005 will be realized through the generation of future taxable income and the use of appropriate tax planning strategies.

Results of Operations

Comparison of the Three Months Ended January 31, 2005 and 2004

Net Revenues. Net revenues totaled $40.7 million for the three months ended January 31, 2005, an increase of $5.3 million, or 15.0%, compared to $35.4 million for the three months ended January 31, 2004. The increase primarily resulted from higher pasta sales volumes, particularly in the foodservice and ingredient markets.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $1.6 million, or 8.6%, primarily as a result of a 7.4% increase in per unit selling prices. Sales of DreamfieldsTM low digestible carbohydrate pasta products, which have significantly higher per unit sales prices than the Company’s other products, accounted for a majority of the average sales price increase in the retail market. Foodservice revenues increased $2.6 million, or 27.6%, primarily due to increased sales volumes. Increased foodservice volumes were derived from sales under the New World Pasta license agreement combined with new customer sales. The Company entered into a license agreement with New World Pasta Company in September 2004, which gave the Company the exclusive right to produce and market pasta products bearing the Ronzoni, Prince, San Giorgio and Mrs. Weiss brands in the foodservice market. Ingredient revenues increased $2.7 million, or 109.7%, mostly due to an increase in sales volume related to the addition of one customer in this market.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from semolina, by-product and other mill sales decreased $1.6 million to $3.0 million for the three months ended January 31, 2005, compared to $4.6 million for the three months ended January 31, 2004. The change primarily resulted from lower semolina sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $36.2 million for the three months ended January 31, 2005, an increase of $3.8 million, or 11.9%, compared to $32.4 million for the three months ended January 31, 2004. The increase resulted mainly from higher sales volumes relative to the comparable quarter of the prior year. Gross profit as a percentage of net revenues increased to 11.1% from 8.6% primarily due to lower per unit manufacturing costs resulting from increased factory utilization. Benefits realized were partially offset by higher freight costs which negatively impacted gross profit.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $2.9 million for the three months ended January 31, 2005, an increase of 42.5% from $2.0 million for the three months ended January 31, 2004. MG&A expenses as a percentage of net revenues increased to 7.0% for the quarter ended January 31, 2005, from 5.7% for the comparable quarter of the prior year. The increase in MG&A resulted from a variety of factors, the most significant of which was increased customer marketing support associated with DreamfieldsTM pasta products.

Net Loss Allocated from Joint Venture.  The net loss allocated from joint venture totaled $0.2 million for the three months ended January 31, 2005, compared to $0.1 million for the three months ended January 31, 2004. The net loss allocated from joint venture represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC.

Interest Expense. Interest expense for the three months ended January 31, 2005 totaled $0.6 million, down $0.1 million from $0.7 million for the three months ended January 31, 2004. The decrease was primarily due to lower average outstanding debt levels.

Interest and Other Income. Interest and other income totaled $0.4 million for the three months ended January 31, 2005 compared to $0.9 million for the three months ended January 31, 2004. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $0.4 million and $0.9 million in December 2004 and 2003, respectively, under the Offset Act. $0.3 million of the $0.9 million was repaid to Customs in April 2004 pursuant to a reclamation request from Customs. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Income tax expense for the three months ending January 31, 2005, was $0.5 million, compared to $0.4 million for the three months ending January 31, 2004.  The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the three months ending January 31, 2005 totaled $0.8 million compared to $0.7 million for the three months ending January 31, 2004. The increase in net income resulted primarily from higher pasta sales volumes and operating margins as noted above.

Comparison of the Six Months Ended January 31, 2005 and 2004

Net Revenues. Net revenues increased $3.6 million, or 4.9%, to $76.7 million for the six months ended January 31, 2005, from $73.1 million for the six months ended January 31, 2004. The increase resulted from higher pasta sales volumes, particularly in the foodservice and ingredient markets.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $2.4 million or 5.9% during the six months ended January 31, 2005 versus the same period last year. Retail revenues decreased due to a 14.5% volume decline, which was partially offset by a 10.1% increase in average selling prices associated with changes in product sales mix. A significant factor contributing to retail volume declines was a decrease in co-pack sales, primarily to New World Pasta Company. Co-pack sales comprised less than 1% of net revenues for the six months ended January 31, 2005 compared to 5.5% of net revenues for the six months ended January 31, 2004. Sales of DreamfieldsTM low digestible carbohydrate pasta products, which have significantly higher per unit sales prices than the Company’s other products, accounted for a majority of the average sales price increase in the retail market. Foodservice revenues increased $4.2 million, or 21.7%, primarily due to sales volume growth associated with sales under the New World Pasta license agreement combined with new customer sales. Ingredient revenues increased $4.0 million, or 74.9%, due sales volume increases related to the addition of one customer in this market.

Revenues from semolina, by-product and other mill sales totaled $5.3 million for the six months ended January 31, 2005, down $2.4 million from $7.7 million for the six months ended January 31, 2004. The change primarily resulted from semolina sales volume declines.

Cost of Goods Sold. Cost of goods sold totaled $68.8 million for the six months ended January 31, 2005, an increase of $0.7 million, or 1.0%, compared to $68.1 million for the six months ended January 31, 2004. Gross profit as a percentage of net revenues increased to 10.2% from 6.8% due to various factors including lower per unit manufacturing costs resulting from increased factory utilization, with those factors partially offset by negative impacts of higher freight costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses totaled $5.2 million for the six months ended January 31, 2005, up 30.4% from $4.0 million for the six months ended January 31, 2004. MG&A expenses as a percentage of net revenues increased to 6.8% for the six months ended January 31, 2005 from 5.5% for the corresponding period of the prior year. The increase in MG&A resulted from a variety of factors, the most significant of which was increased customer marketing support associated with DreamfieldsTM pasta products.

Net Loss Allocated from Joint Venture.  The net loss allocated from joint venture totaled $0.9 million for the six months ended January 31, 2005, compared to $0.1 million for the six months ended January 31, 2004. The net loss allocated from joint venture represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC.

Interest Expense. Interest expense for the six months ended January 31, 2005 totaled $1.3 million, down from $1.5 million for the six months ended January 31, 2004. The decrease was primarily due to lower average outstanding debt levels.

Interest and Other Income. Interest and other income totaled $0.4 million for the six months ended January 31, 2005 compared to $0.9 million for the six months ended January 31, 2004. The Company received payments in the amount of $0.4 million and $0.9 million in December 2004 and 2003, respectively, under the Offset Act. $0.3 million of the $0.9 million was repaid to Customs in April 2004 pursuant to a reclamation request from Customs. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes. Income tax expense for the six months ending January 31, 2005, was $0.4 million compared to $0.1 million for the six months ending January 31, 2004. The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the six months ended January 31, 2005 totaled $0.6 million compared to $0.1 million for the six months ended January 31, 2004. The increase in net income resulted primarily from higher pasta sales volumes and operating margins as noted above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Working capital as of January 31, 2005 totaled $16.7 million compared to $16.6 million as of July 31, 2004.

Effective February 22, 2005, the Company secured a $25 million revolving credit facility with CoBank that extends through February 20, 2006. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The balance outstanding under the revolving line of credit totaled $15.7 million as of January 31, 2005, leaving $9.3 million available for borrowings at that time.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2005 and the date of this filing. The Company and CoBank entered into an Amendment to the Master Loan Agreement in December 2004 under which the Company is required to maintain a current ratio of not less than 1.10 to 1.0 through and including April 30, 2005, and of not less than 1.25 to 1.0 thereafter.

Net cash from operating activities totaled $5.7 million and $9.1 million for the six months ended January 31, 2005 and 2004, respectively. The net decrease was primarily due to a $7.1 million decrease in inventories for the six months ended January 31, 2004 compared to a $0.6 million decrease for the six months ended January 31, 2005. This net decrease attributable to inventories was offset by $3.6 million of accrued promotional costs applied to marketing prepayments related to U.S. Foodservice during the six months ended January 31, 2005. In December 2004, the Company entered into a letter of intent with U.S. Foodservice which outlined the economic terms and conditions governing the purchase of dry pasta products by U.S. Foodservice from the Company. The letter of intent included provisions to apply accrued promotional amounts to marketing prepayments which the Company anticipates will lessen the time to recover the unamortized portion of these marketing prepayments made to U.S. Foodservice. The letter of intent also eliminated the Company’s right to be the exclusive supplier of dry pasta products to U.S. Foodservice and does not provide for minimum purchase commitments by U.S. Foodservice.

Net cash used for investing activities totaled $4.4 million and $1.0 million for the six months ended January 31, 2005 and 2004, respectively. The Company invested $3.0 million in DNA Dreamfields during the six months ended January 31, 2005 compared to $0.1 million for the six months ended January 31, 2004, which accounted for a majority of the $3.4 million change.

Net cash used for financing activities totaled $2.0 million and $8.1 million for the six months ended January 31, 2005 and 2004, respectively. Substantially all of these amounts related to debt principal payments offset by net borrowings under the Company’s revolving credit facility and increases in excess outstanding checks over cash on deposit.

The following table summarizes the Company’s contractual obligations as of January 31, 2005 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$21,087	$4,771	$14,316	$2,000	$—
Durum purchase obligations	14,293	14,293	—	—	—
Operating leases	2,694	1,151	1,479	64	—

	$38,074	$20,215	$15,795	$2,064	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $14.3 million related to forward purchase contracts as of January 31, 2005. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Subsequent to January 31, 2005, the Company entered into a commitment to purchase approximately $5.0 million of pasta equipment to be installed in the Company’s New Hope, MN manufacturing facility. The $5.0 million commitment is part of a planned $14.0 million capital project at the New Hope facility to balance the Company’s pasta production capabilities and improve operating costs. We expect to fund the current commitment and any future amounts to be expended under this capital project from net cash to be provided by operations, borrowing capacity under our credit facility and additional long-term debt financing.

Management believes that net cash to be provided by operating activities, along with its available line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Recently Issued Accounting Standards

The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and is effective for fiscal quarters beginning after June 15, 2005. SFAS No. 123(R) requires the cost of share-based payments to employees, including grants of employee stock options, to be measured based on grant-date fair values. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) will become effective for the Company beginning with its first fiscal quarter 2006. The Company is currently evaluating the expected impact of the adoption of this Statement on its financial statements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal second quarter ended January 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 8, 2005. The following proposals were presented for stockholder consideration at the Annual Meeting:

•                  The election of one director to serve as a Class I director.

•                  The election of three directors to serve as Class III directors.

•                  Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2005.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 7, 2004, to serve as directors on the Board of Directors of the Company.  Following are the results for the election of directors:

	Shares Voted For	Shares Withheld

Class I director:

Michael T. Tokarz	6,805,026	428,079

Class III directors:

Allyn K. Hart	6,851,017	382,088
Curtis R. Trulson	6,886,640	346,465
Michael E. Warner	6,582,677	650,428

As a newly elected Class I director, Michael T. Tokarz will serve on the Board of Directors for a one year term ending with the annual meeting in 2006, while the newly elected Class III directors, Allyn K. Hart, Curtis R. Trulson and Michael E. Warner, will serve three year terms ending with the annual meeting in 2008. John S. Dalrymple III, James F. Link and John D. Rice, Jr. will continue serving as directors until the annual meeting in 2006. Roger A. Kenner, Eugene J. Nicholas and Jeffrey O. Topp will continue serving as directors until the annual meeting in 2007.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2005, as follows:

Shares Voted For	7,106,048
Shares Voted Against	72,930
Shares Abstained	51,127

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Reports on Form 8-K

The Company filed a Form 8-K on February 24, 2005 announcing that a Statused Revolving Credit Supplement to the Master Loan Agreement between the Company and CoBank, ACB became effective on February 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	March 16, 2005

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	March 16, 2005

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005