Form 10-Q
period 2005-04-30
DAKOTA GROWERS PASTA CO INC
filed 2005-06-14
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

or

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

Yes ☐  No  ☒

As of June 14, 2005, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4	$589

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,454 and $1,209, respectively	15,461	14,043

Due from related parties	103	703

Other receivables	41	299

Inventories	29,436	25,211

Prepaid expenses	2,285	3,994

Deferred income taxes	937	937

Total current assets	48,267	45,776

PROPERTY AND EQUIPMENT
In service	111,053	109,987
Construction in process	5,151	18
	116,204	110,005
Less accumulated depreciation	(50,979)	(46,980)

Net property and equipment	65,225	63,025

INVESTMENT IN JOINT VENTURE	3,802	1,746

INVESTMENT IN COOPERATIVE BANK	2,161	2,343

INTANGIBLE ASSETS	282	392

OTHER ASSETS	1,472	6,133

	$121,209	$119,415

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$14,000	$12,200
Current portion of long-term debt	4,771	7,176
Accounts payable	7,404	4,969
Excess outstanding checks over cash on deposit	3,241	—
Accrued liabilities	4,404	4,845

Total current liabilities	33,820	29,190

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	16,316	21,087
DEFERRED INCOME TAXES	10,764	10,363
OTHER LIABILITIES	98	136
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 100 and 200 shares issued and outstanding as of April 30, 2005 and July 31, 2004, respectively	10	20

Total liabilities	61,008	60,796

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 shares authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 shares issued and outstanding	132	132
Additional paid-in capital	62,807	62,807
Accumulated deficit	(2,851)	(4,433)

Total stockholders’ equity	60,201	58,619

Total liabilities and stockholders’ equity	$121,209	$119,415

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended April 30,
	2005	2004
Net revenues (net of discounts and allowances of $6,372 and $5,665, respectively)	$39,157	$37,605

Cost of goods sold	34,443	33,479

Gross profit	4,714	4,126

Marketing, general and administrative expenses	2,563	1,987

Operating income	2,151	2,139

Other income (expense)
Interest and other income (expense)	6	(309)
Gain on disposition of property, equipment and other assets	13	14
Net income (loss) allocated from joint venture	(58)	30
Interest expense, net	(466)	(558)

Income before income taxes	1,646	1,316

Income tax expense	642	513

Net income	$1,004	$803

Net earnings per common share
Basic	$0.08	$0.07

Diluted	$0.08	$0.07

Weighted average common shares outstanding
Basic	13,169	12,260

Diluted	13,570	12,620

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended April 30,
	2005	2004
Net revenues (net of discounts and allowances of $18,389 and $14,971, respectively)	$115,807	$110,656

Cost of goods sold	103,260	101,577

Gross profit	12,547	9,079

Marketing, general and administrative expenses	7,792	5,996

Operating income	4,755	3,083

Other income (expense)
Interest and other income	440	595
Gain on disposition of property, equipment and other assets	34	27
Net loss allocated from joint venture	(914)	(114)
Interest expense, net	(1,721)	(2,090)

Income before income taxes	2,594	1,501

Income tax expense	1,012	585

Net income	$1,582	$916

Net earnings per common share
Basic	$0.12	$0.07

Diluted	$0.12	$0.07

Weighted average common shares outstanding
Basic	13,169	12,260

Diluted	13,543	12,620

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended April 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,582	$916
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,865	6,348
Undistributed patronage capital from cooperatives	(46)	(51)
Gain on disposition of property, equipment and other assets	(34)	(27)
Net loss allocated from joint venture	914	114
Deferred income taxes	401	585
Payments for long-term marketing costs	—	(125)
Accrued promotional costs applied to marketing prepayments	5,142	—
Changes in assets and liabilities:
Trade receivables	(1,418)	(3,045)
Due from related parties	600	—
Other receivables	258	694
Inventories	(4,225)	1,933
Prepaid expenses	179	466
Other assets	7	6
Accounts payable	2,435	1,320
Other accrued liabilities	(441)	399
NET CASH FROM OPERATING ACTIVITIES	11,219	9,533

INVESTING ACTIVITIES
Purchases of property and equipment	(6,227)	(1,168)
Proceeds on sale of property, equipment and other assets	—	8
Payments for package design costs	(690)	(258)
Proceeds from cooperative bank equity retirements	228	60
Investments in joint venture	(2,970)	(240)
NET CASH USED FOR INVESTING ACTIVITIES	(9,659)	(1,598)

FINANCING ACTIVITIES
Net change in short-term notes payable	1,800	295
Net change in excess outstanding checks over cash on deposit	3,241	477
Principal payments on long-term debt	(7,176)	(8,701)
Preferred stock retirements	(10)	(10)
NET CASH USED FOR FINANCING ACTIVITIES	(2,145)	(7,939)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(585)	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	589	5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (refunds) for
Interest (net of amounts capitalized)	$2,215	$2,676

Income taxes	$(76)	$(964)

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2004. The information contained in the balance sheet as of July 31, 2004 was derived from the Company’s audited annual report for fiscal year 2004. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of Dakota Growers Pasta Company, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

NOTE 3 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2005 include raw materials and packaging of $8,411,000 and finished goods of $21,025,000. Inventories at July 31, 2004 include raw materials and packaging of $6,396,000 and finished goods of $18,815,000.

NOTE 4 – LOAN AGREEMENTS

Effective February 22, 2005, the Company secured a new $25.0 million revolving credit facility with CoBank that extends through February 20, 2006. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. This newly-secured revolving credit facility replaced an existing revolving credit facility with CoBank. Balances outstanding under revolving line of credit arrangements totaled $14.0 million as of April 30, 2005, and $12.2 million as of July 31, 2004. The Company had $11.0 million available for borrowings under the line of credit as of April 30, 2005.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2005.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 401,000 and 360,000 for the three months ended April 30, 2005 and 2004, respectively. Dilutive securities included in the calculation of diluted weighted average common shares totaled 374,000 and 360,000 for the nine months ended April 30, 2005 and 2004, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

Pursuant to the services agreement with DNA Dreamfields, to the extent the Company supplies logistics services for the delivery and billing of DreamfieldsTM product, the title in and to the DreamfieldsTM product shall remain with Dakota Growers, and the risk of loss shall pass from Dakota Growers to Dakota Grower’s customers in accordance with terms and conditions set forth in purchase orders or agreements between Dakota Growers and its customers. Sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. On a monthly basis, the Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product costs, which include cash discounts, promotions and allowances, brokerage fees, bad debt write-offs, freight costs, storage and handling fees, and the transfer price established between the Company and DNA Dreamfields as outlined in the manufacturing agreement. This net amount due to DNA Dreamfields is included in the Company’s cost of goods sold and totaled $439,000 and $1,222,000 for the three months ended April 30, 2005 and 2004, respectively, and $1,575,000 and $1,222,000 for the nine months ended April 30, 2005 and 2004, respectively. Service fee revenues from DNA Dreamfields are included in the Company’s net revenues and totaled $35,000 and $51,000 for the three months ended April 30, 2005 and 2004, respectively, and $111,000 and $51,000 for the nine months ended April 30, 2005 and 2004, respectively. Net amounts due from DNA Dreamfields totaled $21,000 and $621,000 as of April 30, 2005 and July 31, 2004, respectively.

Amounts due from officers of the Company totaled $82,000 as of April 30, 2005 and July 31, 2004.

NOTE 9 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $9,014,000 related to forward purchase contracts as of April 30, 2005. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company had commitments to purchase pasta equipment totaling approximately $4.2 million as of April 30, 2005. These amounts are expected to be paid within one year.

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

Net income for the quarter ended April 30, 2005 totaled $1,004,000 compared to $803,000 for the quarter ended April 30, 2004. Net income for the nine months ended April 30, 2005 totaled $1,582,000 versus $916,000 for the nine months ended April 30, 2004. Net earnings per basic common share for the quarter ended April 30, 2005 was $0.08 per share compared to $0.07 per share for the quarter ended April 30, 2004.  Net earnings per basic common share for the nine months ended April 30, 2005 was $0.12 per share compared to $0.07 per share for the nine months ended April 30, 2004.

The Company’s net revenues have increased 4.7% for the nine months ended April 30, 2005 when compared to the same period of last year as a result of higher pasta sales in the ingredient and foodservice markets. The Company has also been successful in implementing sales price increases, primarily associated with higher input and distribution costs, most of which became effective in the latter half of the Company’s second fiscal quarter 2005. The sales price increases were most profound in the private label retail market. The benefits of the revenue gains have been partially offset by continued higher transportation costs and costs associated with production scheduling and distribution inefficiencies experienced during new customer roll out periods.

The Company is currently undertaking a $15.0 million capital project at its New Hope facility to better balance its pasta production capabilities and improve operating costs. During the quarter ended April 30, 2005, the Company’s finished goods inventories increased by $3.3 million, primarily to allow for reduced pasta production volumes during the production upgrade at the New Hope facility.

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

Income Taxes

In determining income for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of April 30, 2005 will be realized through the generation of future taxable income and the use of appropriate tax planning strategies.

Results of Operations

Comparison of the Three Months Ended April 30, 2005 and 2004

Net Revenues.  Net revenues totaled $39.2 million for the three months ended April 30, 2005, an increase of $1.6 million, or 4.1%, compared to $37.6 million for the three months ended April 30, 2004. The increase resulted from higher pasta sales volumes, particularly in the ingredient market and, to a lesser extent, the foodservice market.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $0.2 million, or 0.9%, as a result of a 7.0% increase in average per unit selling prices offset by co-pack and governmental sales volume declines. Retail sales volumes of DreamfieldsTM low digestible carbohydrate pasta products, which have significantly higher per unit sales prices than the Company’s other products, were down 24.9% during the quarter ended April 30, 2005 when compared to the same quarter of last year primarily due to the impact of introductory sales in the prior year. Foodservice revenues increased $0.8 million, or 7.7%, primarily due to higher sales volumes. Increased foodservice volumes were derived from sales under the New World Pasta license agreement combined with new customer sales. The Company entered into a license agreement with New World Pasta Company in September 2004, which gave the Company the exclusive right to produce and market pasta products bearing the Ronzoni, Prince, San Giorgio and Mrs. Weiss brands in the foodservice market. Ingredient revenues increased $2.1 million, or 66.5%, mostly due to an increase in sales volume related to the addition of one customer in this market.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from semolina, by-product and other mill sales decreased $1.5 million to $2.8 million for the three months ended April 30, 2005, compared to $4.3 million for the three months ended April 30, 2004. The change primarily resulted from lower semolina sales volumes and lower average millfeed prices.

Cost of Goods Sold.  Cost of goods sold increased 2.9% to $34.4 million for the three months ended April 30, 2005, compared to $33.5 million for the three months ended April 30, 2004. The increase resulted mainly from higher sales volumes relative to the comparable quarter of the prior year. Gross profit as a percentage of net revenues improved to 12.0% for the three months ended April 30, 2005 from 11.0% for the three months ended April 30, 2004. Lower per unit manufacturing costs resulting from increased factory utilization contributed to the gross profit percentage improvement. However, benefits derived from operating efficiencies were partially offset by higher freight costs which continued to negatively impact gross profit.

Marketing, General, and Administrative (“MG&A”) Expenses.  MG&A expenses totaled $2.6 million for the three months ended April 30, 2005, an increase of 29.0% from $2.0 million for the three months ended April 30, 2004. MG&A expenses as a percentage of net revenues increased to 6.6% for the quarter ended April 30, 2005, from 5.3% for the comparable quarter of the prior year. The increase in MG&A resulted from a variety of factors, the most significant of which was increased customer marketing support associated with DreamfieldsTM pasta products. The costs associated with DreamfieldsTM are recovered from DNA Dreamfields through the services agreement, and the Company’s allocable portion is reflected in the calculation of net income (loss) allocated from joint venture.

Net Income (Loss) Allocated from Joint Venture.  The net loss allocated from joint venture totaled $58,000 for the three months ended April 30, 2005, compared to net income $30,000 allocated for the three months ended April 30, 2004. The amounts allocated from joint venture represent the Company’s allocable share of net income (loss) from DNA Dreamfields.

Interest Expense.  Interest expense for the three months ended April 30, 2005 totaled $0.5 million, down $0.1 million from $0.6 million for the three months ended April 30, 2004. The decrease was primarily due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $114,000 and $103,000 have been netted against interest expense for the three months ended April 30, 2005 and 2004, respectively.

Interest and Other Income (Expense).  Interest and other income (expense) totaled $6,000 for the three months ended April 30, 2005 compared to ($309,000) for the three months ended April 30, 2004. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. $0.3 million was repaid to Customs in April 2004 pursuant to a reclamation request from Customs and was classified as other income (expense). The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes.  Income tax expense totaled $0.6 million and $0.5 million for the three months ending April 30, 2005 and 2004, respectively. The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the three months ended April 30, 2005 totaled $1.0 million, an increase of $0.2 million compared to net income of $0.8 million for the three months ended April 30, 2004.

Comparison of the Nine Months Ended April 30, 2005 and 2004

Net Revenues.  Net revenues increased $5.1 million, or 4.7%, to $115.8 million for the nine months ended April 30, 2005, from $110.7 million for the nine months ended April 30, 2004. The increase resulted from higher pasta sales volumes, particularly in the foodservice and ingredient markets.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, decreased $2.2 million, or 3.7%, for the nine months ended April 30, 2005 versus the same period last year. Retail revenues decreased due to an 11.9% volume decline partially offset by an increase in average selling prices. A significant factor contributing to retail volume declines was a decrease in co-pack sales, primarily to New World Pasta Company. Sales of DreamfieldsTM low digestible carbohydrate pasta products, which have significantly higher per unit sales prices than the Company’s other products, accounted for a majority of the average sales price increase in the retail market. Foodservice revenues increased $5.0 million, or 16.7%, primarily due to sales volume growth associated with sales under the New World Pasta license agreement combined with new customer sales. Ingredient revenues increased $6.2 million, or 71.6%, due to sales volume increases associated with the addition of one customer in this market.

Revenues from semolina, by-product and other mill sales totaled $8.1 million for the nine months ended April 30, 2005, down $3.9 million from $12.0 million for the nine months ended April 30, 2004. The decrease resulted from lower semolina sales volumes as the Company utilized a larger portion of its semolina production for internal pasta production purposes.

Cost of Goods Sold.  Cost of goods sold increased $1.7 million, or 1.7%, to $103.3 million for the nine months ended April 30, 2005 from $101.6 million for the nine months ended April 30, 2004. Gross profit as a percentage of net revenues increased from 8.2% for the nine months ended April 30, 2004 to 10.8% for the nine months ended April 30, 2005 due to various factors including lower per unit manufacturing costs resulting from increased factory utilization. These positive factors were partially offset by the negative impacts of higher freight costs.

Marketing, General, and Administrative (“MG&A”) Expenses.  MG&A expenses for the nine months ended April 30, 2005 totaled $7.8 million, up 30.0% from $6.0 million for the nine months ended April 30, 2004.  MG&A expenses as a percentage of net revenues increased from 5.4% to 6.7%. The increase in MG&A resulted from a variety of factors, the most significant of which was increased customer marketing support associated with DreamfieldsTM pasta products. The costs associated with DreamfieldsTM are recovered from DNA Dreamfields through the services agreement, and the Company’s allocable portion is reflected in the calculation of net income (loss) allocated from joint venture.

Net Loss Allocated from Joint Venture.  The net loss allocated from joint venture totaled $0.9 million for the nine months ended April 30, 2005, compared to $0.1 million for the nine months ended April 30, 2004. The net loss allocated from joint venture represents the Company’s allocable share of net losses from DNA Dreamfields.

Interest Expense.  Interest expense for the nine months ended April 30, 2005 totaled $1.7 million, down $0.4 million from $2.1 million for the nine months ended April 30, 2004. The decrease was mainly due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $114,000 and $103,000 have been netted against interest expense for the nine months ended April 30, 2005 and 2004, respectively.

Interest and Other Income.  Interest and other income totaled $0.4 million for the nine months ended April 30, 2005 compared to $0.6 million for the nine months ended April 30, 2004. The Company received net payments in the amount of $0.4 million and $0.6 million in fiscal years 2005 and 2004, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Income Taxes.  Income tax expense totaled $1.0 million and $0.6 million for the nine months ending April 30, 2005 and 2004, respectively. The income tax expense reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the nine months ended April 30, 2005 totaled $1.6 million, an increase of $0.7 million compared to $0.9 million for the nine months ended April 30, 2004.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility with CoBank. Working capital as of April 30, 2005 totaled $14.4 million compared to $16.6 million as of July 31, 2004.

Effective February 22, 2005, the Company secured a $25.0 million revolving credit facility with CoBank that extends through February 20, 2006. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The balance outstanding under the revolving line of credit totaled $14.0 million as of April 30, 2005, leaving $11.0 million available for borrowings as of that date.

The Company’s debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2005 and the date of this filing.

Net cash from operating activities totaled $11.2 million for the nine months ended April 30, 2005 compared to $9.5 million for the nine months ended April 30, 2004. The net increase is attributable to $5.1 million of accrued promotional costs being applied to marketing prepayments related to U.S. Foodservice during the nine months ended April 30, 2005, offset partially by an increase in inventories during that time period. In March 2005, the Company entered into an agreement with U.S. Foodservice which finalized the economic terms and conditions governing the purchase of dry pasta products by U.S. Foodservice from the Company. The agreement includes provisions to apply accrued promotional amounts to marketing prepayments which the Company anticipates will lessen the time to recover the unamortized portion of these marketing prepayments made to U.S. Foodservice. The agreement also eliminated the Company’s right to be the exclusive supplier of dry pasta products to U.S. Foodservice and does not provide for minimum purchase commitments by U.S. Foodservice. The increase in inventories for the nine months ended April 30, 2005 primarily related to inventory build-up during the Company’s fiscal third quarter 2005 to allow for reduced pasta production volumes while the production upgrade project at the New Hope, Minnesota manufacturing facility is in process.

Net cash used for investing activities totaled $9.7 million for the nine months ended April 30, 2005, compared to $1.6 million for the nine months ended April 30, 2004. The $8.1 million increase in net cash used for investing activities for the nine months ended April 30, 2005 when compared to the same period last year related to increased investments in DNA Dreamfields and increased fixed asset expenditures in conjunction with the New Hope production upgrade project. The Company is currently contemplating additional equity and/or debt investments in DNA Dreamfields, which may result in future capital requirements.

The Company is currently undertaking a $15.0 million capital project at its New Hope facility to better balance its pasta production capabilities and improve operating costs. As of April 30, 2005, the Company had expended $4.7 million in conjunction with this project. The Company had entered into additional commitments to purchase pasta equipment totaling $4.2 million as of April 30, 2005, related to the New Hope project. The Company is currently funding amounts expended under this capital project from net cash provided by operations and borrowing capacity under its credit facility. The Company is currently in discussions with its lenders regarding a secured credit facility to fund the New Hope project and potential additional investments in DNA Dreamfields.

Net cash used for financing activities totaled $2.1 million for the nine months ended April 30, 2005, compared to $7.9 million for the nine months ended April 30, 2004. Substantially all of these amounts related to debt principal payments offset by net borrowings under the Company’s revolving credit facility and increases in excess outstanding checks over cash on deposit.

The following table summarizes the Company’s contractual obligations as of April 30, 2005 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$21,087	$4,771	$14,316	$2,000	$—
Durum purchase obligations	9,014	9,014	—	—	—
Operating leases	2,612	1,151	1,356	105	—

	$32,713	$14,936	$15,672	$2,105	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $9.0 million as of April 30, 2005 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Management believes that net cash to be provided by operating activities, its available line of credit, and anticipated additional long-term debt financing, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

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

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” in November 2004. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. Further, this Statement requires that the allocation of fixed overhead costs to the inventoriable production costs be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with its first fiscal quarter 2006. The Company is currently evaluating the expected impact, if any, of the adoption of this Statement on its financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	June 14, 2005
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	June 14, 2005
Officer)

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer	June 14, 2005
(Principal Accounting Officer)