Form 10-K
period 2005-07-31
DAKOTA GROWERS PASTA CO INC
filed 2005-10-28
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-50111

DAKOTA GROWERS PASTA COMPANY, INC.

(Exact name of registrant as specified in its charter)

North Dakota	45-0423511
(State of incorporation)	(IRS Employer Identification No.)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 28, 2005, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

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

ITEM 1.  BUSINESS

Introduction

        The Company is a North Dakota corporation that was organized on January 30, 2002. It is the successor to and its operations are a continuance of Dakota Growers Pasta Company, a North Dakota cooperative (the “Cooperative”), upon the conversion to a corporation effective July 1, 2002.

        The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta production facility in Carrington, North Dakota. Primo Piatto, Inc. (“Primo Piatto”), a wholly-owned subsidiary of the Company being operated as the Minnesota Division of the Company, currently operates a pasta production plant in New Hope, Minnesota. The Company currently has annual capacity to grind in excess of 12 million bushels of grain and to produce approximately 440 million pounds of pasta.  The Company is currently undertaking a $15 million capital project at its New Hope facility to better balance its pasta production capabilities and improve operating costs.  Upon completion of all phases of the upgrade at the New Hope facility, the overall pasta production capacity will increase to roughly 500 million pounds.

Pasta Industry and Markets

        The Company estimates North American annual dry pasta demand to be roughly 4.0 billion pounds, including pasta used in dinners, side dishes and meal solutions. Based on the Company’s analysis of the marketplace and trade and industry information, the Company believes dry pasta consumption may have increased slightly last year after declining over 5% in the previous two years.  While there seems to be a relatively stable level of consumers continuing to follow reduced carbohydrate lifestyles, the negative pasta consumption trend associated with low carbohydrate dieting appears to have subsided.  The company is anticipating growth in dry pasta consumption between 1% and 2% in the upcoming year.  In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

        The Pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of ingredient and foodservice sales.

Retail Market

        The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. Barilla, New World Pasta Company and American Italian Pasta Company account for over 70% of the branded retail market. The Company focuses almost all of its Retail marketing efforts on private label sales. The market leaders in private label sales are American Italian Pasta Company and Dakota Growers, together representing nearly 80% of private label demand. A small portion of the

Retail market consists of sales to federal and state government entities. The Company estimates that the Retail market declined almost 9% from 2002 to 2004 before rebounding a little over 1% in 2005, with the traditional grocery channels declining at a rate slightly higher due to losses to alternative channels.

        In 2004, DNA Dreamfields Company, LLC (“DNA Dreamfields”), of which the Company currently has a 47% economic ownership, launched a low digestible carbohydrate pasta under the DreamfieldsTM brand name. Effectively launched in the spring of 2004, DreamfieldsTM pasta has maintained a 1.1% dollar share of the traditional grocery channel pasta market during the last year based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category. The Company increased  its economic ownership in DNA Dreamfields from 24% to 47% in fiscal year 2005.

        In 2005, a new trend toward high fiber products developed, displacing some of the low carbohydrate consumption.  While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products is growing.  DreamfieldsTM pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits.  Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

Institutional Market

        Ingredient sales consist of pasta used by food processors as an ingredient or component in a further-processed or combination food product. Such food products include dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. The size of the Ingredient market is influenced by the number of food processors that choose to produce pasta internally rather than outsource.  The Company estimates that the Ingredient market has experienced consumption losses similar to the Retail market over the last several years, and is experiencing similar growth in 2005.

        Foodservice sales are to commercial and non-commercial eating establishments such as restaurants, business and industry cafeterias, managed services, hotels and motels, retail vending, recreation, mobile and other away-from-home eating outlets. Marketing dry pasta to this market generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. A small portion of the Foodservice market consists of sales to federal and state government entities. The trend toward a reduced carbohydrate lifestyle did not have a significant impact on the Foodservice market, which the company believes is stable to slight growth.

Co-Pack Arrangements

        A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing.  Co-pack sales comprised approximately 1%, 3% and 6% of the Company’s net revenues for the years ended July 31, 2005, 2004 and 2003, respectively.

Production and Products

        The Company purchases durum wheat which is processed through its milling facility into semolina and durum wheat flours that are then used by the Company to produce dry pasta products.

        Pasta production is basically a mixing, extrusion and drying process. The primary ingredients are semolina and water, although egg, tomato, spinach or other ingredients may be added to produce certain products. The finished dry pasta is packed to meet different markets and customer requirements.

        The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency and production capacity reasons, and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprised approximately 2% of net sales for the year ended July 31, 2005 and 1% for the previous two fiscal years.  The Company anticipates its outside purchases of pasta will decrease in fiscal year 2006 when compared to fiscal year 2005.

        The Company has an agreement with Gruppo Euricom, an Italian pasta manufacturer, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada through August 2006.  These products are primarily private label retail and foodservice products. Sales of imported products comprised approximately 1% to 2% of the Company’s net revenues in each of the last three fiscal years.

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

        In addition to its pasta products, the Company markets semolina, durum wheat flour and other flour blends to other manufacturers as market conditions allow. Lower grade flours and millfeed by-products of the durum milling process are sold primarily for animal feed.  Non-pasta sales represented approximately 7%, 10% and 9% of the Company’s net revenues for the years ended July 31, 2005, 2004 and 2003, respectively. The decrease in fiscal year 2005 resulted from lower semolina sales volumes as the Company utilized a larger portion of its semolina production for internal pasta production purposes.

Sales, Marketing and Customers

        The Company markets its products through direct sales, supplemented by the efforts of brokers retained by the Company. These brokers receive a commission upon sale of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products. One customer, U.S. Foodservice, accounted for approximately 13%, 15% and 17% of net revenues for the years ended July 31, 2005, 2004 and 2003, respectively. The Company’s top 10 customers accounted for 52% of revenues in fiscal year 2005, 51% of revenues in fiscal year 2004 and 58% of revenues in fiscal year 2003.  Pasta revenues consisted of 53% Retail and 47% Institutional for fiscal year 2005, 59% Retail and 41% Institutional for fiscal year 2004, and 63% Retail and 37% Institutional for fiscal year 2003.

        The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time, or under pricing commitments agreed to with terms of one year or less. The Company has one long-term marketing agreement, including volume commitments, with Safeway, Inc. that extends through August 31, 2006. The Company has entered into an agreement with Gruppo Euricom (“Gruppo”), an Italian pasta manufacturer, to be the exclusive distributor of Gruppo’s Italian pasta and rice products in the United States and Canada through August 2006. These products are primarily sold in the private label retail and foodservice markets.

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

        The Company has purchased durum wheat primarily on the open market. Durum wheat purchases from holders of the Company’s Series D Delivery Preferred Stock have been negligible.

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

        The Company markets in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co.® label to date has slight penetration in local area markets in the Dakotas and Minnesota and its Pasta Sanita® label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States.  DreamfieldsTM pasta has maintained a 1.1% dollar share of the traditional grocery channel pasta market during the last year based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.

        The Company’s competition in the private label retail market is primarily American Italian Pasta Company and, to a lesser extent, New World Pasta Company. These private label retail sales compete with retail branded products distributed primarily by Barilla, New World Pasta Company (Ronzoni, San Giorgio, Skinner, American Beauty, Creamette, Prince brands et al), American Italian Pasta Company (Muellers, R&F, Anthony’s, Golden Grain/Mission brands et al)  and a variety of smaller domestic and imported brands.

        In the Foodservice market, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s main competitors in the Foodservice market are American Italian Pasta Company, A. Zerega’s Sons, Inc., and Barilla, as well as foreign competitors that sell product in the United States. The Company’s “Dakota Growers Pasta Co.®,” “Pasta Sanita®” and “Pasta Growers®” foodservice brands are sold throughout the United States to independent distributors and national chain accounts. In September 2004, the Company signed an exclusive distribution agreement with New World Pasta under which the Company is licensed to use the “Ronzoni,” “Prince”, “San Giorgio” and “Mrs. Weiss” brands in the Foodservice market, effectively taking over all of New World Pasta’s foodservice operations.

        The Company’s ingredient sales have significantly increased as ingredient purchasers of dry pasta have sought out more reliable low cost suppliers.  The Company’s top competitors in the Ingredient market include American Italian Pasta Company, Philadelphia Macaroni Co. Inc., and A. Zerega’s Sons, Inc. A large portion of the Ingredient market production capacity is represented by self-suppliers, which include Kraft Foods, Campbell Soup Company, ConAgra, Inc., Luigino’s and Stouffers Corporation.

        The competitive environment in the pasta industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry experienced capacity changes and restructuring in 2004 which reduced the excess pasta production capacity. However, future fluctuations in capacity availability are likely to occur as less cost-efficient capacity continues to be replaced by upgrade and expansion projects.  The Company believes that there currently exists roughly 20% overall excess capacity in North America, most of it in older or other more inefficient factories.  This is up slightly over the last several years, and the company believes it will continue to increase slightly in 2005.

Competition in the Semolina and Durum Wheat Flour Market

        Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Horizon Milling, LLC and Miller Milling collectively are believed to represent approximately 40% of total domestic milling capacity, while the Company’s current milling operation represents about 15%.  Most of the durum milling capacity in the United States is either part of an integrated pasta production facility or in an alliance with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables it to compete more effectively with those competitors who also have integrated facilities.

Government Regulation

Trade Policies

        Governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada, may affect the operations of the Company and the volume of pasta imports. United States government farm policies also affect durum plantings and thus can have a significant impact on the market price of durum.

        Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. U.S. Customs and Border Protection (Customs) distributes antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “ Offset Act”). The Company received net payments of $425,000 under the Offset Act in its fiscal year 2005 and $598,000 in fiscal year 2004.  Although these duties may enable the Company to compete more favorably against

Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company.

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

Employees

        As of October 1, 2005, the Company had 409 employees, 120 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on November 30, 2005 and December 1, 2007. The Company considers its employee relations to be very good.

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

        Competitive Environment

        Both the U.S. pasta industry and world pasta industry are extremely competitive. The Company competes in all dry pasta markets — retail store brand, foodservice and ingredient, with larger, national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. The pasta industry in the U.S. has, until recently, been faced with excess production capacity. Recent developments have significantly reduced this excess capacity, although future fluctuations in capacity availability are sure to occur.  Italy faces an excess capacity situation which may influence the availability and price of imported products.  Some competitors may have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment, especially in the retail private label and ingredient markets, has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

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

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

        Dakota Growers owns and operates a milling facility in North Dakota, and pasta plants in North Dakota and Minnesota. The Company owns the warehouse facilities at the pasta plants. These facilities are supplemented by public warehouses in California, Kansas, Minnesota, New York, North Carolina, North Dakota, Oregon and Washington where inventory is maintained and redistributed for the needs of specific customers.

Dakota Growers continues to invest in technologies to improve operational efficiencies, and information technology to provide enterprise visibility to all facilities and activities within the supply chain. These information systems encompass communications, data collection, data storage, process management and record management to ensure the Company is providing a superior level of service to our customers while reducing operating and administrative expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER

          MATTERS

        There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 7, 2005 there were 1,322 holders of the Company’s Common Stock.

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

        Trading volumes of the Company’s Common Stock have been minimal to date.

        The Company has not declared or paid any dividends in the last two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below for the fiscal years ended July 31, 2001 through 2005 has been derived from the audited consolidated financial statements of the Company (and the Cooperative for periods presented prior to the conversion to a corporation). The conversion of Dakota Growers Pasta Company from a cooperative to a corporation, completed effective July 1, 2002, was accounted for as an exchange between related parties; therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. The comparability of results after the conversion versus those in prior periods is affected by the income tax status change associated with the conversion.

        Effective May 1, 2005, the Company began to include DNA Dreamfields Company, LLC in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the year ending July 31, 2005. See Note 2 of the consolidated financial statements for additional information.

        The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Net revenues	$155,619	$144,679	$136,806	$152,465	$135,921
Cost of goods sold	136,179	132,245	125,160	130,502	124,811
Gross profit	19,440	12,434	11,646	21,963	11,110
Marketing, general and administrative expenses	16,507	8,345	9,816	9,382	9,631
Loss on asset impairment	—	704	—	—	—
Operating income	2,933	3,385	1,830	12,581	1,479
Other expense - net	(1,817)	(2,835)	(2,364)	(3,365)	(3,574)
Noncontrolling interests	3,003	—	—	—	—
Income (loss) before income taxes	4,119	550	(534)	9,216	(2,095)
Charge to record deferred taxes upon conversion from a cooperative to a corporation (1)	—	—	—	6,105	—
Income tax expense (benefit)	1,606	214	(105)	1,277	(311)
Net income (loss)	2,513	336	(429)	1,834	(1,784)
Dividends on preferred stock	—	—	3	10	15
Net earnings (loss) on common/equity stock	$2,513	$336	$(432)	$1,824	$(1,799)

Net earnings (loss) per common/equity share - Basic	$0.19	$0.03	$(0.03)	$0.16	$(0.16)
Weighted average common/equity shares outstanding - Basic	13,169	12,265	12,355	11,382	11,253

	As of July 31
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Cash	$229	$589	$5	$2,866	$3
Working capital	20,156	16,586	13,429	23,013	14,420
Total assets	135,130	119,415	122,390	125,541	128,658
Long-term debt (excluding current maturities)	25,385	21,087	28,263	38,274	47,594
Redeemable preferred stock	7	20	33	54	113
Stockholders’ equity	61,132	58,619	53,818	56,090	54,267

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.42x	.36x	.53x	.68x	.88x

(1)                      Prior to conversion, the Cooperative had not recorded deferred taxes for temporary differences that were likely to be eliminated through patronage allocations.  Upon conversion to a corporation effective July 1, 2002, the Company recorded deferred tax assets and liabilities for the tax effects of any temporary differences existing between income tax and financial reporting on the date of the change.  In recording such deferred tax assets and liabilities upon conversion to a corporation, the Company recorded a nonrecurring, non-cash income tax charge of $6,105,000 during the year ended July 31, 2002.

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

Summary

        Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota and generates a majority of its revenues from manufacturing pasta for the retail store brand and foodservice markets, although we serve and continually look for opportunities in the entire dry pasta industry. Our identity preservation program provides our customers food safety, traceability and quality from the field to the plate. The Company also has a certified organic program and markets organic pasta through its Dakota Growers Pasta Co.® retail label, as well as into the private label retail, foodservice, and ingredient markets.  The Company competes through low cost production, high product quality, flexibility and customer service.

        Net income for the year ended July 31, 2005 totaled $2.5 million compared to net income of $0.3 million for the year ended July 31, 2004.

        The Company secured new business in its first fiscal quarter 2005 and began realizing increased revenues as a result of these new customer rollouts in its second fiscal quarter 2005.  The growth in new customers continued throughout the year.  Pasta revenues for the last three quarters of fiscal 2005 tracked 17% higher than the comparable period of the previous year.  With this increase in demand, the Company was able to more efficiently operate its production facilities resulting in conversion costs per unit running 4.6% lower than fiscal year 2004.  As a result of a supply/demand imbalance in the Company’s fourth fiscal quarter of 2004, the Company reduced production during this period to keep its inventories at proper levels, resulting in higher per unit conversion costs. A significant portion of these increased per unit costs flowed through cost of goods sold in the Company’s first fiscal quarter of 2005.

        The Company increased its economic ownership in DNA Dreamfields to 47% effective May 2005.  DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name.  In conjunction with the Company’s increase in ownership in DNA Dreamfields, the DNA Dreamfields operating agreement was amended whereby Dakota Growers was named the managing member of DNA Dreamfields.  The Company is the exclusive manufacturer of DreamfieldsTM low digestible carbohydrate pasta, and provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields.

        The Company believes that the DreamfieldsTM line of products is well suited for consumers seeking healthy low carbohydrate alternatives. The DreamfieldsTM low digestible carbohydrate pasta products carry a higher selling price and higher profit margins than traditional pasta.  DreamfieldsTM pasta is currently distributed in over 11,000 grocery outlets nationwide. Initial shipments to customer distribution centers began in February 2004.

        In 2005, a new trend toward high fiber products developed, displacing some of the low carbohydrate consumption.  While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products is growing.  DreamfieldsTM pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits.  Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

        The cost of production of dry pasta is significantly impacted by changes in durum wheat prices, which have varied widely in recent years.  Durum wheat costs per bushel declined by 4% from fiscal year 2004 to 2005, and represent approximately one-third of the Company’s cost of goods sold. The Company attempts to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as producer strategies, the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations.

        Freight costs represent approximately 15% of cost of goods sold.  Beginning in calendar year 2004, new regulations in the trucking industry and significant increases in fuel costs, which have accelerated in 2005, have dramatically impacted the Company’s costs.  Natural disasters such as the hurricanes of the last several years also have major short-term impacts on freight costs due to increased demands.  The Company utilizes its forward warehousing and rail programs to offset the effects of these increases.  The effectiveness of the Company’s rail programs has diminished over the last several years as the Company believes the improved economy has increased competition for available rail capacity, thereby increasing costs.  Additionally, packaging material costs, which traditionally represent 15% of cost of goods sold, continue to increase due to oil and other raw material price increases, fuel costs and other input costs passed on by our packaging suppliers.

         Due to the intense competition present in the market for pasta products over the last several years, pasta manufacturers have, at times, been unable to fully implement price increases for their dry pasta products in periods when higher durum wheat prices or other input costs impacted the cost of pasta production. The Company believes that the competitive environment results primarily from excess production capacity in the domestic pasta industry in relation to total market demand and from strategic actions relating to market share. The industry experienced some capacity rationalization within the past several years, with both New World Pasta Company and American Italian Pasta Company implementing permanent or temporary shutdowns of certain pasta production facilities. In May 2004, New World Pasta Company filed for Chapter 11 bankruptcy protection.

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

Asset Impairment

        We are required to evaluate our long-lived assets, including goodwill, for impairment and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the fair values and future cash flows related to these assets. The Company recognized a loss on asset impairment related to certain pasta production equipment totaling $704,000 during the year ended July 31, 2004. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

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

Basis of Presentation

        Effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the year ending July 31, 2005. See Note 2 of the consolidated financial statements for additional information.

Results of Operations

Comparison of Fiscal Years ended July 31, 2005 and 2004

        Net Revenues. Net revenues increased $10.9 million, or 7.6%, to $155.6 million for the year ended July 31, 2005, from $144.7 million for the year ended July 31, 2004. The increase resulted from higher pasta sales volumes, particularly in the foodservice and ingredient markets.

        Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $0.2 million, or 0.3%, for the year ended July 31, 2005 due to a 7.7% increase in average selling prices offset by volume declines. A significant factor contributing to retail volume declines was a decrease in co-pack sales, primarily to New World Pasta Company. Foodservice revenues increased $6.1 million, or 14.9%, primarily due to sales volume growth associated with sales under the New World Pasta license agreement combined with new customer sales. The Company entered into a license agreement with New World Pasta Company in September 2004, which gave the Company the exclusive right to produce and market pasta products bearing the Ronzoni,

Prince, San Giorgio and Mrs. Weiss brands in the foodservice market. Ingredient revenues increased $8.7 million, or 67.4%, due to sales volume increases primarily associated with the addition of one customer in this market.

        The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales for the year ended July 31, 2005 totaled $10.6 million, down $3.9 million from the prior year. The decrease resulted from lower semolina sales volumes as the Company utilized a larger portion of its semolina production for internal pasta production purposes.

        The consolidation of DNA Dreamfields in the Company’s consolidated financial statements for fiscal year 2005 did not have a material impact on net revenues when compared to fiscal year 2004.

        Cost of Goods Sold. Cost of goods sold totaled $136.2 million for the year ended July 31, 2005, an increase of  3.0% compared to the $132.2 million reported for the year ended July 31, 2004, mainly due to higher sales volumes relative to the prior year. Gross profit as a percentage of net revenues increased to 12.5% in fiscal year 2005 compared to 8.6% in fiscal year 2004 due to various factors including lower per unit manufacturing costs resulting from increased factory utilization. These positive factors were partially offset by the negative impacts of higher freight costs. The impact of including DNA Dreamfields in the Company’s consolidated financial statements for fiscal year 2005 accounted for approximately one-half of the 3.9% change in gross profit percentage improvement.

        Marketing, General and Administrative (“MG&A”) Expenses.  MG&A expenses increased $8.2 million, or 97.8%, to $16.5 million for the year ended July 31, 2005, from $8.3 million for the year ended July 31, 2004. The impact of including DNA Dreamfields in the Company’s consolidated financial statements for the year ended July 31, 2005 accounted for 75% of the increase in MG&A expenses, and related primarily to consumer advertising. The remainder of the increase in MG&A resulted from a variety of factors, the most significant of which were increased customer marketing support associated with DreamfieldsTM pasta products and increased research and development costs. MG&A expenses as a percentage of net revenues increased from 5.8% to 10.6%.

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

        Net Loss Allocated from Joint Venture.  The Company did not report a net loss allocation from joint venture for the year ended July 31, 2005 as the Company included DNA Dreamfields in the consolidated financial statements for fiscal year 2005 (See also Note 2 — DNA Dreamfields Company, LLC of the consolidated financial statements). The net loss allocated from joint venture totaled $0.6 million for the year ended July 31, 2004, and represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC based upon its 24% ownership interest during that period.

        Interest Expense. Interest expense for the year ended July 31, 2005, totaled $2.3 million, down $0.5 million from $2.8 million for the year ended July 31, 2004.  The decrease was mainly due to lower average outstanding debt levels. Cash and equity patronage refunds received from CoBank totaling $114,000 and $103,000 have been netted against interest expense for the years ended July 31, 2005 and 2004, respectively.

        Other Income.  Other income totaled $0.5 million for both of the years ended July 31, 2005 and 2004. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received net payments in the amount of $0.4 million and $0.6 million in fiscal years 2005 and 2004, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

        Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields net loss allocable to the other members of DNA Dreamfields for the year ended July 31, 2005.

        Income Taxes.  Income tax expense for the years ended July 31, 2005 and 2004 totaled $1.6 million and $0.2 million, respectively, reflecting an effective corporate income tax rate of approximately 39%.

        Net Income (Loss).  Net income for the year ended July 31, 2005 totaled $2.5 million, an increase of $2.2 million compared to net income of $0.3 million for the year ended July 31, 2004.

Comparison of Fiscal Years ended July 31, 2004 and 2003

        Net Revenues. Net revenues increased $7.9 million, or 5.8%, to $144.7 million for the year ended July 31, 2004, from $136.8 million for the year ended July 31, 2003. The increase was primarily due to higher sales volumes in the foodservice market and sales related to the introduction of DreamfieldsTM pasta products into the marketplace.

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

        Net Loss Allocated from Joint Venture.  The net loss allocated from joint venture totaled $0.6 million for the year ended July 31, 2004, and represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC based upon its 24% ownership interest during that period.

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

        Other Income.  Other income totaled $0.5 million for the year ended July 31, 2004 compared to $1.1 million for the year ended July 31, 2003. The Company received payments in the amount of $0.9 million and $1.0 million in December 2003 and 2002, respectively, under the Offset Act, based on duties assessed from October 1, 2001 to September 30, 2003. The Company repaid $0.3 million to Customs in April 2004 pursuant to a reclamation request from Customs. The reclamation request noted Customs had inadvertently left out an affected domestic producer that had timely filed a valid claim in the allocation calculation, resulting in the initial overpayment to the Company. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

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

Liquidity and Capital Resources

        The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Net working capital as of July 31, 2005 was $20.2 million compared to $16.6 million as of July 31, 2004.

        On June 30, 2005, the Company entered into various agreements with CoBank. The agreements include a Master Loan Agreement, a Statused Revolving Credit Supplement, a Non-Revolving Credit Supplement, and a Multiple Advance Term Loan Supplement. Primo Piatto, Inc., a wholly-owned subsidiary of the Company, also entered into a Continuing Guarantee Agreement and a Security Agreement with CoBank on June 30, 2005.

        The Company has a revolving credit facility with CoBank under which it may borrow an aggregate principal amount not to exceed, at any one time outstanding, the lesser of $25.0 million or a borrowing base established by CoBank based upon the Company’s accounts receivable and inventory amount. The primary purpose of the revolving credit facility is to finance inventory and receivables. The revolving credit facility allows for both variable and fixed interest rate options and extends through May 31, 2006. The balance outstanding under line of credit arrangements was $10.0 million and $12.2 million as of July 31, 2005 and 2004, respectively. $15.0 million was available for borrowing as of July 31, 2005.

        Under the term loan facility with CoBank, the Company may borrow an aggregate principal amount of up to $19 million through May 1, 2006. The primary purpose of the term loan facility is to finance the capital project currently in process at the New Hope, Minnesota facility. The term loan facility allows for both variable and fixed interest rate options, requires minimum principal payments beginning August 20, 2006, and matures May 20, 2011. The balance outstanding under the term loan was $9.1 million as of July 31, 2005.

        The Master Loan Agreement with CoBank contains certain restrictive covenants including, but not limited to, financial covenants which require the Company to maintain, at the end of each of the Company’s fiscal quarters, a minimum current ratio of 1.20 to 1.0, a maximum total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”)  of 4.25 to 1.0, a minimum fixed charge ratio of 1.15 to 1.0, and a minimum tangible net worth level of at least $40 million adjusted for subsequent earnings and capital contributions.

        The Company’s long-term financing is also provided through secured notes held by institutional investors. The Note Purchase Agreement (as amended) with the institutional investors requires the Company to maintain the following: (a) consolidated net worth of not less than the sum of (1) $27,000,000 plus (2) an aggregate amount equal to 30% of consolidated net income for each completed fiscal year beginning with the fiscal year ended July 31, 1998, (b) a trailing twelve month ratio of consolidated cash flow to consolidated fixed charges of not less than 2.0 to 1.0 at the end of each fiscal quarter, and (c) a ratio of consolidated funded debt to consolidated cash flow ratio not to exceed 3.0 to 1.0 determined at the end of each fiscal quarter for the immediately preceding four fiscal quarters. The Notes (as amended) require the rate of interest on the unpaid balance be increased by one percent at any time that either (a) the ratio of the Company’s consolidated funded debt to consolidated cash flow is greater than 3.0 to 1.0 as of the end of each fiscal quarter for the immediately preceding four fiscal quarters or (b) the Securities Valuation Office of the National Association of Insurance Commissioners has not assigned a designation category of “1” or “2” to the Notes.

        The Company was in compliance with all debt covenants as of July 31, 2005 and the date of this filing.

        Net cash from operations totaled $12.7 million and $10.6 million for the years ended July 31, 2005 and 2004, respectively. Net cash used for operations totaled $3.2 million for the year ended July 31, 2003. The $2.1 million net increase from fiscal year 2004 to 2005 was attributable to a $2.2 million increase in net income and $5.4 million of accrued promotional costs applied to marketing prepayments related to U.S. Foodservice, offset partially by an increase in inventories. In March 2005, the Company entered into an agreement with U.S. Foodservice which finalized the economic terms and conditions governing the purchase of dry pasta products by U.S. Foodservice from the Company. The agreement includes provisions to apply accrued promotional amounts to marketing prepayments which the Company anticipates will lessen the time to recover the unamortized portion of these marketing prepayments made to U.S. Foodservice. The agreement also eliminated the Company’s right to be the exclusive supplier of dry pasta products to U.S. Foodservice and does not provide for minimum purchase commitments by U.S. Foodservice. The increase in inventories primarily related to inventory build-up during the latter portion of 2005 to allow for reduced pasta production volumes while the production upgrade project at the New Hope, Minnesota manufacturing facility is in process. The $13.8 million increase from fiscal 2003 to fiscal year 2004 was mainly driven by reductions in inventory and lower payments for long-term marketing costs offset by increases in trade receivables.

        Net cash used for investing activities totaled $16.0 million, $4.8 million, and $0.4 million for the years ended July 31, 2005, 2004 and 2003, respectively. The $11.2 million increase in net cash used for investing activities for fiscal year 2005 when compared to last year related to increased fixed asset expenditures in conjunction with the New Hope production upgrade project and increased investments in DNA Dreamfields. The Company is currently undertaking a $15.0 million capital project at its New Hope facility to better balance its pasta production capabilities and improve operating costs. As of July 31, 2005, the Company had expended $6.7 million in conjunction with this project, and had entered into additional commitments to purchase pasta equipment totaling $4.4 million related to the New Hope project. The Company made aggregate investments in DNA Dreamfields Company, LLC totaling $7.0 million and $2.5 million during fiscal years 2005 and 2004, respectively. The Company redeemed short-term investments of $2.0 million during fiscal 2003 which were previously restricted (See Note 14 — Related Party Transactions to the consolidated financial statements).

        Net cash from financing activities totaled $2.9 million and $0.7 million for the years ended July 31, 2005 and 2003.  Net cash used for financing activities totaled $5.3 million for the year ended July 31, 2004. The $2.9 million of net cash from financing activities for the year ended July 31, 2005 included $9.1 million in borrowings under the CoBank secured term loan facility to finance the New Hope production upgrade project and investments in DNA Dreamfields and $7.2 million for scheduled debt principal payments. The $5.3 million of net cash used for financing activities for the year ended July 31, 2004 related primarily to principal payments on long-term debt offset by net proceeds of $4.5 million received upon the issuance of common stock to MVC Capital, Inc.  The Company paid $1.8 million for the repurchase of stock during the year ended July 31, 2003 (See Note 14 — Related Party Transactions to the consolidated financial statements). The remaining cash used for the fiscal year 2003 related to debt principal payments offset by net borrowings under the Company’s revolving credit facility.

        The Company increased its economic ownership in DNA Dreamfields from 24% to 30% effective November 2004, and to 47% effective May 2005. In connection with the latest investment in DNA Dreamfields, the Company and the other member/owners of DNA Dreamfields also entered into an Amended and Restated DNA Dreamfields Company, LLC Operating Agreement, under which the Company was named as the “Managing Member” of DNA Dreamfields.  As such, the Company has authority to make all decisions with respect to DNA Dreamfields, its business, assets and operations that do not expressly require either a unanimous vote of the member/owners of DNA Dreamfields or a “Super Majority” vote of the holders of 75% of the outstanding Membership Units in DNA Dreamfields.

        The Company also entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005.  Under that Agreement, the Company has agreed to loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time.  Interest on amounts outstanding under the Line of Credit Loan Agreement will accrue from the date of any advance at a variable rate ranging from a high of the then-current LIBOR thirty day rate plus 8.0% per annum to a low of the then-current LIBOR thirty day rate plus 5.0% per annum based on the adjusted income of DNA Dreamfields.  Interest will be payable on a monthly basis, but payments of outstanding principal amounts will not begin until the earlier of ten months after the date of the first advance under the Line of Credit Loan Agreement or the date on which the principal amount outstanding equals the maximum loan amount of $5.0 million.  Once DNA Dreamfields is obligated to commence payments of principal, the amounts due to the Company on a monthly basis will equal DNA Dreamfields monthly net income (as determined in accordance with generally accepted accounting principles) reduced by any cash or other reserves established by DNA upon the decision of the Company as the managing member of DNA Dreamfields.  The Line of Credit Loan Agreement matures on May 31, 2010.  DNA Dreamfields is also required to comply with certain financial covenants under the Line of Credit Loan Agreement. To secure DNA Dreamfield’s obligations under the 2005 Line of Credit Loan Agreement, the member/owners of DNA Dreamfields other than the Company have pledged their Membership Units in DNA Dreamfields to the Company pursuant to a “LLC Unit Pledge Agreement”.

        The following table summarizes the Company’s contractual obligations as of July 31, 2005 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$30,156	$4,771	$23,385	$2,000	$—
Durum purchase obligations	6,785	6,785	—	—	—
Warehouse obligations	5,119	1,881	3,238	—	—
Operating leases	2,483	1,177	1,220	86	—

	$44,543	$14,614	$27,843	$2,086	$—

        The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2005, the Company had outstanding commitments for grain purchases totaling $6.8 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

        Pursuant to certain warehouse agreements, the Company is obligated to minimum monthly storage and handling amounts totaling $1,881,000, $1,701,000 and $1,537,000 for the years ending July 31, 2006, 2007 and 2008, respectively.

        Management believes that net cash to be provided by operating activities, along with amounts available under its line of credit and term loan facilities, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Recently Issued Accounting Standards

        The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and is effective for fiscal quarters beginning after June 15, 2005. SFAS No. 123(R) requires the cost of share-based payments to employees, including grants of employee stock options, to be measured based on grant-date fair values. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) will become effective for the Company beginning with its first fiscal quarter 2006. The Company does not expect this Statement to have a material impact on its financial statements upon adoption. However, future employee stock option grants may have a material impact on the Company’s financial statements as a result of this statement.

        The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” in November 2004. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory  Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. Further, this Statement requires that the allocation of fixed overhead costs to the inventoriable production costs be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with its first fiscal quarter 2006. The Company does not expect this Statement to have a material impact on its financial statements upon adoption. However, future changes in the Company’s production or logistics could have a material impact on the Company’s financial statements as a result of this statement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

DAKOTA GROWERS PASTA COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. (a North Dakota corporation) as of July 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended July 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. as of July 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended July 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota

September 1, 2005

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2005 AND 2004

(In Thousands, Except Share Information)

	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$229	$589

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,507 and $1,209, respectively	16,188	14,043

Other receivables	411	1,002

Inventories	28,102	25,211

Prepaid expenses	2,578	3,994

Deferred income taxes	955	937

Total current assets	48,463	45,776

PROPERTY AND EQUIPMENT
In service	111,394	109,987
Construction in progress	7,350	18
	118,744	110,005
Less accumulated depreciation	(52,286)	(46,980)

Net property and equipment	66,458	63,025

INVESTMENT IN JOINT VENTURE	—	1,746

INVESTMENT IN COOPERATIVE BANK	2,054	2,343

GOODWILL	16,654	—

OTHER ASSETS	1,501	6,525

	$135,130	$119,415

	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$10,000	$12,200
Current portion of long-term debt	4,771	7,176
Accounts payable	4,197	4,969
Excess outstanding checks over cash on deposit	3,110	—
Accrued liabilities	6,229	4,845

Total current liabilities	28,307	29,190

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	25,385	21,087
DEFERRED INCOME TAXES	11,419	10,363
OTHER LIABILITIES	85	136
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 67 and 200 shares issued and outstanding as of July 31, 2005 and 2004, respectively	7	20

Total liabilities	65,203	60,796

NONCONTROLLING INTERESTS	8,795	—

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 shares issued and outstanding	132	132
Additional paid-in capital	62,807	62,807
Accumulated deficit	(1,920)	(4,433)

Total stockholders’ equity	61,132	58,619

Total liabilities and stockholders’ equity	$135,130	$119,415

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2005, 2004 AND 2003

(In Thousands, Except Per Share Amounts)

	2005	2004	2003
Net revenues (net of discounts and allowances of $24,184, $21,188 and $16,706 for 2005, 2004 and 2003, respectively)	$155,619	$144,679	$136,806

Cost of goods sold	136,179	132,245	125,160

Gross profit	19,440	12,434	11,646

Marketing, general and administrative expenses	16,507	8,345	9,816
Loss on asset impairment	—	704	—

Operating income	2,933	3,385	1,830

Other income (expense)
Interest expense, net	(2,283)	(2,762)	(3,414)
Net loss allocated from joint venture	—	(622)	—
Other income, net	466	549	1,050

Income (loss) before noncontrolling interests and income taxes	1,116	550	(534)

Noncontrolling interests	3,003	—	—

Income (loss) before income taxes	4,119	550	(534)

Income tax expense (benefit)	1,606	214	(105)

Net income (loss)	2,513	336	(429)
Dividends on preferred stock	—	—	3

Net earnings (loss) on common stock	$2,513	$336	$(432)

Net earnings (loss) per common share
Basic	$0.19	$0.03	$(0.03)

Diluted	$0.19	$0.03	$(0.03)

Weighted average common shares outstanding
Basic	13,169	12,265	12,355

Diluted	13,549	12,625	12,609

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2005, 2004 AND 2003

(In Thousands)

	Series D Delivery				Additional
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE, JULY 31, 2002	11,275	$113	12,555	$126	$60,188	—	$—	$(4,337)	$56,090
Preferred dividends declared	—	—	—	—	—	—	—	(3)	(3)
Purchase of treasury stock	—	—	—	—	—	294	(1,840)	—	(1,840)
Net loss for the year ended July 31, 2003	—	—	—	—	—	—	—	(429)	(429)
BALANCE, JULY 31, 2003	11,275	$113	12,555	$126	$60,188	294	$(1,840)	$(4,769)	$53,818
Issuance of common stock	—	—	614	6	3,154	(294)	1,840	—	5,000
Costs associated with issuing common stock	—	—	—	—	(535)	—	—	—	(535)
Net income for the year ended July 31, 2004	—	—	—	—	—	—	—	336	336
BALANCE, JULY 31, 2004	11,275	$113	13,169	$132	$62,807	—	$—	$(4,433)	$58,619
Net income for the year ended July 31, 2005	—	—	—	—	—	—	—	2,513	2,513
BALANCE, JULY 31, 2005	11,275	$113	13,169	$132	$62,807	—	$—	$(1,920)	$61,132

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2005, 2004 AND 2003

(In Thousands)

	2005	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$2,513	$336	$(429)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities:
Depreciation and amortization	7,675	8,350	9,249
Undistributed patronage capital from cooperatives	(46)	(51)	(63)
(Gain) loss on disposition of property, equipment and other assets	(38)	(40)	13
Loss on asset impairment	—	704	—
Net loss allocated from joint venture under equity method	914	622	—
Deferred income taxes	1,038	150	(91)
Payments for long-term marketing costs	—	(125)	(5,000)
Accrued promotional costs applied to marketing prepayments	5,442	—	—
Noncontrolling interests	(219)	—	—
Changes in assets and liabilities
Trade receivables	(2,145)	(4,191)	6,652
Other receivables	626	223	(865)
Inventories	(2,891)	2,871	(8,446)
Prepaid expenses	(508)	156	(790)
Other assets	(36)	110	10
Accounts payable	(899)	1,176	(2,678)
Other accrued liabilities	1,273	329	(744)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	12,699	10,620	(3,182)

INVESTING ACTIVITIES
Redemption of short term investments	—	—	1,974
Purchases of property and equipment	(8,803)	(2,169)	(2,006)
Proceeds from sale of property, equipment and other assets	—	8	3
Investments in joint venture	(2,970)	(2,492)	—
Distributions from joint venture	—	124	—
Proceeds from cooperative bank equity retirements	335	121	—
Acquisition of controlling interest in joint venture, net of cash acquired	(3,771)	—	—
Payments for package design costs	(773)	(345)	(390)

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(15,982)	(4,753)	(419)

	2005	2004	2003
FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	3,110	(2,219)	2,219
Net change in short-term notes payable	(2,200)	2,495	9,705
Payments on long-term debt	(7,176)	(10,011)	(9,320)
Proceeds from long-term debt	9,069	—	—
Preferred stock retirements	(13)	(13)	(21)
Investments by noncontrolling interests	133	—	—
Dividends paid on preferred stock	—	—	(3)
Issuance of common stock	—	5,000	—
Costs associated with issuing common stock	—	(535)	—
Purchase of treasury stock	—	—	(1,840)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	2,923	(5,283)	740

NET CHANGE IN CASH AND CASH EQUIVALENTS	(360)	584	(2,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	589	5	2,866

CASH AND CASH EQUIVALENTS, END OF YEAR	$229	$589	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for
Interest (net of amounts capitalized)	$2,363	$2,932	$3,544

Income taxes (refunded)	$79	$(842)	$1,193

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of controlling interest in joint venture:
Current assets less cash	$38
Current liabilities	(238)
Goodwill	16,654
Reported amount of previously held interests in joint venture	(3,802)
Noncontrolling interests	(8,881)

	$3,771

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2005, 2004 AND 2003

NOTE 1 -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements are comprised of the Company, its wholly-owned subsidiary Primo Piatto, Inc., and DNA Dreamfields Company, LLC (“DNA Dreamfields”), which the Company began to consolidate in fiscal year 2005. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The Company acquired an additional 17.25% ownership interest in DNA Dreamfields, effective May 1, 2005, resulting in an increase in the Company’s ownership in DNA Dreamfields to 46.7%. As a result of the ownership increase and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company reevaluated whether DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)). The Company determined that DNA Dreamfields was a variable interest entity and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the year ending July 31, 2005. The Company had previously accounted for its investment in and share of net earnings or losses of its ownership interest in DNA Dreamfields Company, LLC under the equity method.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2004 and for the years ended July 31, 2004 and 2003 to facilitate comparability with the statements as of and for the year ended July 31, 2005. Such reclassifications have no effect on the net result of operations.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires that goodwill be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal year 2005 and determined that no impairment charge was necessary.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $24,184,000, $21,188,000 and $16,706,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $1,507,000 and $1,209,000 as of July 31, 2005 and 2004, respectively.

One customer accounted for 17% and 18% of accounts receivable as of July 31, 2005 and 2004, respectively and 13%, 15% and 17% of net revenues for the years ended July 31, 2005, 2004 and 2003, respectively.

The following summarizes balance and activity information related to the allowance for cash discounts and doubtful accounts (in thousands):

	Balance	Charged to	Deductions	Balance
	at Beginning	Costs and	from	at End
	of Year	Expenses	Allowance	of Year

Allowance for cash discounts:
Year ended July 31, 2005	$159	$2,560	$(2,562)	$157
Year ended July 31, 2004	126	2,334	(2,301)	159
Year ended July 31, 2003	185	2,089	(2,148)	126

Allowance for doubtful accounts:
Year ended July 31, 2005	$1,050	$399	$(99)	$1,350
Year ended July 31, 2004	886	283	(119)	1,050
Year ended July 31, 2003	607	281	(2)	886

Allowance for cash discounts and doubtful accounts:
Year ended July 31, 2005	$1,209	$2,959	$(2,661)	$1,507
Year ended July 31, 2004	1,012	2,617	(2,420)	1,209
Year ended July 31, 2003	792	2,370	(2,150)	1,012

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Finished goods	$20,840	$18,815
Raw materials and packaging	7,262	6,396

	$28,102	$25,211

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consists of approximately 409 employees, of which 29% are covered by collective bargaining agreements. Approximately 25% of the Company’s workforce is covered by a collective bargaining agreement expiring November 30, 2005.

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

The initial acquisition of land by the Company was stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $5,357,000, $5,759,000 and $6,100,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

Details relative to property and equipment are as follows (in thousands):

	2005	2004

Land and improvements	$2,934	$2,934
Buildings	22,713	22,713
Equipment	85,747	84,340

Property and equipment in service	111,394	109,987
Construction in progress	7,350	18
Less accumulated depreciation	(52,286)	(46,980)

	$66,458	$63,025

Investment in Cooperative Bank

Investment in cooperative bank is stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $4,381,000 and $3,949,000 as of July 31, 2005 and 2004, respectively.

Prepaid marketing costs relate to payments made to certain customers covering contract terms and pricing for varying periods extending beyond one year. These costs are amortized in proportion to sales volumes over the term of the agreement.  In fiscal year 2005, the Company entered into an agreement with U.S. Foodservice that included provisions to apply accrued promotional amounts to marketing prepayments, which resulted in the significant decrease in prepaid marketing costs as of July 31, 2005 when compared to July 31, 2004.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2005	2004

Package design costs	$862	$522
Prepaid marketing costs	300	5,521
Other	339	482

	$1,501	$6,525

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2005	2004

Accrued promotional costs	$2,752	$1,741
Accrued interest	778	891
Accrued freight	527	709
Other	2,172	1,504

	$6,229	$4,845

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are expensed as incurred. Advertising expenses included in the consolidated income statement totaled $5,062,000 (primarily related to consumer advertising for DreamfieldsTM  pasta products) for the year ended July 31, 2005, and were immaterial for the years ended July 31, 2004 and 2003.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses included in the consolidated income statement for the year ended July 31, 2005 totaled $1,059,000, including $551,000 incurred by DNA Dreamfields which the Company began to consolidate in fiscal year 2005.  Research and development expenses totaled $152,000 and $109,000 for the years ended July 31, 2004 and 2003, respectively.

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

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 380,000 shares, 360,000 shares and 254,000 shares for the years ended July 31, 2005, 2004 and 2003, respectively. As there is currently no established public trading market for the Company’s common stock, for purposes of calculating Diluted EPS the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

Recently Issued Accounting Standards

The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and is effective for fiscal quarters beginning after June 15, 2005. SFAS No. 123(R) requires the cost of share-based payments to employees, including grants of employee stock options, to be measured based on grant-date fair values. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) will become effective for the Company beginning with its first fiscal quarter 2006. The Company does not expect this Statement to have a material impact on its financial statements upon adoption. However, future employee stock option grants may have a material impact on the Company’s financial statements as a result of this statement.

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” in November 2004. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory  Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. Further, this Statement requires that the allocation of fixed overhead costs to the inventoriable production costs be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with its first fiscal quarter 2006. The Company does not expect this Statement to have a material impact on its financial statements upon adoption. However, future changes in the Company’s production or logistics could have a material impact on the Company’s financial statements as a result of this statement.

NOTE 2 - DNA DREAMFIELDS COMPANY, LLC

DNA Dreamfields was formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. The Company initially acquired a 24% ownership interest in DNA Dreamfields during fiscal year 2004. At that time, the Company accounted for the investment using the equity method after reviewing the applicability of FIN 46(R) to the Company’s interest in DNA Dreamfields. The Company increased it economic ownership in DNA Dreamfields to 29.5% in November 2004.

The Company acquired an additional 17.25% ownership interest in DNA Dreamfields effective May 1, 2005, resulting in an increase in the Company’s ownership in DNA Dreamfields to 46.7%. In conjunction with the Company’s increase in ownership in DNA Dreamfields, the DNA Dreamfields operating agreement was amended whereby Dakota Growers was named the managing member of DNA Dreamfields. As a result of the ownership increase and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company reevaluated whether DNA Dreamfields was a variable interest entity under FIN 46(R). The Company determined that DNA Dreamfields was a variable interest entity and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  Goodwill totaling $16,654,000 was recorded in conjunction with the Company’s consolidation of DNA Dreamfields.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the year ending July 31, 2005. The Company had previously accounted for its investment in and share of net earnings or losses of its ownership interest in DNA Dreamfields Company, LLC under the equity method. The investment in joint venture on the balance sheet as of July 31, 2004 and net loss allocated from joint venture on the income statement for the year ended July 31, 2004 represent amounts reported under the equity method.

Following is summary balance sheet information for DNA Dreamfields as of April 30, 2005 prior to consolidation (in thousands):

Current assets	$267

Current liabilities	$239
Members’ equity	28

Total liabilities and members’ equity	$267

Following are summary pro forma consolidated results of operations as if DNA Dreamfields were consolidated for the year ended July 31, 2004 (in thousands except earnings per share):

Net revenues	$144,560
Gross profit	14,879
Operating income	806
Net income	336
Basic net earnings per common share	0.03

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

Pursuant to the terms of the services agreement with DNA Dreamfields, sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement.  The Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product and selling costs, as outlined in the manufacturing agreement.  Prior to consolidating DNA Dreamfields in its financial statements, the Company presented this net amount due to DNA Dreamfields, which totaled $2,712,000 for the year ended July 31, 2004, in the Company’s cost of goods sold. Service fee income from DNA Dreamfields totaling $119,000 for the year ended July 31, 2004 is included in net revenues. The net amount due from DNA Dreamfields as of July 31, 2004 was $621,000, which is included in other receivables on the balance sheet.  All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements as of and for the year ended July 31, 2005.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company has agreed to loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $465,000 as of July 31, 2005, which has been eliminated in the preparation of the consolidated financial statements. To secure the obligations of DNA Dreamfields under the 2005 Line of Credit Loan Agreement, the other member/owners of DNA Dreamfields have pledged their Membership Units in DNA Dreamfields to the Company.

NOTE 3 - SHORT-TERM NOTES PAYABLE

The Company has a $25 million revolving credit facility with CoBank which matures on May 31, 2006. The revolving line has a variable interest rate (5.59% at July 31, 2005) established by CoBank based on CoBank’s cost of funds. The facility is secured by property, equipment, and current assets of the Company. The balance outstanding on the revolving line of credit was $10,000,000 and $12,200,000 as of July 31, 2005 and 2004, respectively.  Weighted average interest rates on short-term borrowings were 4.84%, 3.50% and 3.67% for the years ended July 31, 2005, 2004 and 2003, respectively.

NOTE 4 - LONG-TERM DEBT

Information regarding long-term debt at July 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Term loans from CoBank due in quarterly installments of $685,000 plus interest through December 31, 2004	$—	$1,280

Term loans from CoBank due in quarterly installments of $625,000 plus interest through December 31, 2004	—	1,125

Non-patronage term loan from CoBank due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by all assets of the Company	4,800	6,000

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 through August 1, 2008, interest at 8.04%, collateralized by all assets of the Company	10,287	12,858

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 through August 1, 2010, interest at 8.14%, collateralized by all assets of the Company	6,000	7,000

Term loan from CoBank due in quarterly installments of $500,000 for four quarters starting August 20, 2006 and of $1,100,000 quarterly thereafter through May 20, 2011, variable interest (5.59% at July 31, 2005), collateralized by all assets of the Company	9,069	—

Total long-term debt	30,156	28,263
Less current portion	4,771	7,176

Net long-term debt	$25,385	$21,087

 Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,

2006	$4,771
2007	6,771
2008	9,171
2009	7,443
2010	1,000
Thereafter	1,000

$30,156

The Company has a $4,800,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s debt agreements with CoBank and the institutional note holders obligate the Company to maintain or achieve certain amounts of equity and financial ratios and impose restrictions on the Company. The Company was in compliance with these financial covenants as of July 31, 2005.

The Company incurred $2,518,000, $2,879,000 and $3,547,000 of interest on long and short-term debt and other obligations in fiscal years 2005, 2004 and 2003, respectively, of which $121,000, $14,000 and $7,000 was capitalized in the respective periods. Patronage income from CoBank of $114,000, $103,000 and $126,000 was netted against interest expense on the statement of operations for the years ended July 31, 2005, 2004 and 2003, respectively.

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

The Board of Directors of the Company adopted a Rights Plan that became effective July 1, 2002.  Under the Rights Plan, the Board of Directors of the Company has declared a dividend of one purchase right (a “Right”) for each outstanding share of Common Stock held.  Each Right will entitle the holder to purchase from the Company one-hundredth of one share of Series E Junior Participating Preferred Stock at a specified price, subject to certain adjustments. The Rights will not become exercisable, and will not be transferable apart from the Company’s shares of Common Stock, until a person or group has acquired 15% or more of the Company’s Common Stock or has commenced a tender or exchange offer for 15% or more of the Company’s Common Stock.  In those events, each Right will entitle the holder (other than the acquiring person or group) to receive, upon exercise, common shares of either the Company or the acquiring company having value equal to two times the exercise price of the Right. The Rights issued under the Rights Plan will be redeemable by the Company’s Board of Directors in certain circumstances and will expire ten years from the date of adoption.

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

The Company is authorized to issue 533 shares of Series A Preferred Stock, $100 par value per share. The Company had 67 and 200 shares of Series A Preferred Stock outstanding as of July 31, 2005 and 2004 respectively. The Series A Preferred Stock is required to be redeemed ratably on a quarterly basis through December 2005. Each share of Series A Preferred Stock entitles its holder to receive a cumulative annual dividend of 6% of the $100 par value per share. As the shares of Series A Preferred Stock are mandatorily redeemable, these shares have been classified as a liability in the Company’s consolidated balance sheet and “dividends” paid on the Series A Preferred Stock have been recorded as interest expense upon adoption of SFAS No. 150. “Dividends” paid on Series A Preferred Stock prior to the adoption of SFAS No. 150 have not been reclassified as interest cost.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 21 years of age and who have completed 500 hours of service within six months. Effective January 1, 2003, the 401(k) plan was amended, and the Company match was changed to 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Previously, the Company matched 100% on the first 2% of the employees’ elected deferral, 50% on the next 1%, and 25% on the next 4%. Employer contributions to the plan totaled $437,000, $377,000 and $345,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions to the pension plan for the years ended July 31, 2005, 2004 and 2003 totaled $51,000, $60,000 and $81,000, respectively.

NOTE 8 - INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2005 and 2004 related to temporary differences are as follows (in thousands):

	2005	2004

Deferred tax assets
AMT credit and net operating loss carryforwards	$851	$1,331
Accounts receivable allowances	588	472
Accrued expenses and other reserves	367	411
Other	138	243
Total deferred tax assets	1,944	2,457

Deferred tax liabilities
Property and equipment	(12,408)	(11,883)

Net deferred tax liabilities	$(10,464)	$(9,426)

Classified in the accompanying balance sheets as follows:

	2005	2004

Current assets	$955	$937
Noncurrent liabilities	(11,419)	(10,363)

Net deferred tax liabilities	$(10,464)	$(9,426)

At July 31, 2005, the Company has an AMT credit carryforward of $851,000, which may be carried forward indefinitely.  Management believes it is more likely than not that the deferred tax assets as of July 31, 2005 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense (benefit) for the years ended July 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003

Current income tax expense (benefit)	$568	$64	$(78)
Prior year underaccrual	—	—	64
Deferred income taxes	1,038	150	(91)

Income tax expense (benefit)	$1,606	$214	$(105)

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Federal statutory income tax rate	34.0%	34.0%	(34.0)%
Adjustment of prior year accrual	—	—	12.0
State income taxes, net of federal income tax effect	5.0	5.0	(5.0)
Other (net)	—	—	7.0

Effective income tax rate	39.0%	39.0%	(20.0)%

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2005 and 2004.

NOTE 10 - OPERATING LEASES

The Company leases equipment and office space under operating lease agreements. Future obligations for operating leases for fiscal years ended July 31 are as follows (in thousands):

2006	$1,177
2007	865
2008	217
2009	138
2010	74
Thereafter	12

$2,483

Lease expense totaled $1,413,000, $1,402,000 and $1,485,000 for the years ended July 31, 2005, 2004 and 2003, respectively.

NOTE 11 - SALE-LEASEBACK

The Company entered into a sale-leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which is classified as operating, sets forth an initial term of five years and calls for lease payments of $72,000 per month. At the end of the initial lease term, the Company may renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000.  The Company realized a gain on the sale of $255,000, which was deferred and is being amortized in proportion to the gross rentals charged to expense over the five-year lease term. Minimum rentals required under the lease, which are also included in the future lease obligations disclosed in Note 10, for fiscal years ending July 31 are as follows (in thousands):

2006	863
2007	576

$1,439

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2005, the Company had outstanding commitments for grain purchases totaling $6,785,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company had commitments to purchase pasta equipment totaling approximately $4.4 million as of July 31, 2005. These amounts are expected to be paid within one year.

Pursuant to certain warehouse agreements, the Company is obligated to minimum monthly storage and handling amounts totaling $1,881,000, $1,701,000 and $1,537,000 for the years ending July 31, 2006, 2007 and 2008, respectively.

The Company has entered into a long-term marketing agreement, which includes volume commitments, with Safeway, Inc. through August 31, 2006. The Company has also entered into an agreement with Gruppo Euricom, an Italian pasta manufacturer, to be the exclusive distributor of Gruppo Euricom’s Italian pasta and rice products in the United States and Canada with an initial term through August 2006. These products are primarily sold in the private label retail and foodservice markets.

The Company is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 - STOCK OPTION PLANS

On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Cooperative members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued.  Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Board of Directors on November 21, 2002. All options granted under the 2002 Plan are non-qualified stock options and are for the purchase of the Company’s Common Stock. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 2002 Plan is 294,456 shares, all of which have been issued. Stock options granted under the 2002 Plan expire 10 years from the date of grant.

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

The following tables set forth information regarding stock options outstanding and exercisable:

	Options to purchase Series C Convertible Preferred Stock
	Number of Series C Convertible Preferred Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2002	2,045	$100	$100.00	2,045
Exercised	—
Granted	686	$150	$150.00
Canceled/Expired	—
Outstanding at July 31, 2003	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Canceled/Expired	—
Outstanding at July 31, 2004	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Canceled/Expired	—
Outstanding at July 31, 2005	2,731	$100-$150	$112.56	2,731

	Options to purchase Common Stock
	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2002	—
Exercised	—
Granted	294,456	$6.25	$6.25
Canceled/Expired	—
Outstanding at July 31, 2003	294,456	$6.25	$6.25	294,456
Exercised	—
Granted	80,524	$4.25	$4.25
Canceled/Expired	—
Outstanding at July 31, 2004	374,980	$4.25-$6.25	$5.82	294,456
Exercised	—
Granted	—
Canceled/Expired	—
Outstanding at July 31, 2005	374,980	$4.25-$6.25	$5.82	334,722

The Company applied APB No. 25 in accounting for employee stock options. Accordingly, no compensation expense was recorded during the years ended July 31, 2005, 2004 and 2003 related to the issuance or exercise of stock options. The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (excluding a volatility assumption): 2004 - risk free interest rate of 2.3%, expected dividend yield of zero and an expected life of 3 years; 2003 - risk free interest rate of 2.5%, expected dividend yield of zero and an expected life of 3 years. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” would not have had a material impact on net income and earnings per share for the periods presented.

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

Amounts due from officers totaled $82,000 as of July 31, 2005 and 2004.

NOTE 15 - CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $425,000, $903,000 and $1,000,000 in December 2004, 2003 and 2002, respectively, under the Offset Act.  The Company repaid $34,000 and $305,000 to Customs in June 2003 and April 2004, respectively, pursuant to reclamation requests from Customs.  The net proceeds received under the Offset Act have been classified as Other Income on the Income Statement. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2005:

Net revenues	$35,877	$40,698	$39,122	$39,922
Gross profit	3,980	4,915	5,117	5,428
Operating income (loss)	(1,704)	824	1,948	1,865
Net income (loss)	(185)	764	1,004	930
Basic net earnings (loss) per common share	(0.01)	0.06	0.08	0.07

Year ended July 31, 2004:

Net revenues	$37,649	$35,403	$37,605	$34,022
Gross profit	1,911	3,042	4,126	3,355
Operating income (loss)	(92)	1,035	2,139	303
Net income (loss)	(539)	652	803	(580)
Basic net earnings (loss) per common share	(0.04)	0.05	0.07	(0.05)

The quarterly results for the year ended July 31, 2005 are presented on a proforma basis to include the results of operations of DNA Dreamfields in the consolidated income statement for the entire year.

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Thomas P. Friezen, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon the review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting.

        There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

        None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

        The Board of Directors currently consists of ten members. The Board may consist of a minimum of seven members and a maximum of fifteen members. The Articles of Incorporation and Bylaws of the Company require that at least five members of the Board of Directors be residents of the State of North Dakota and that at least three members be agricultural producers. The Board of Directors is divided into three classes: Class I, Class II and Class III. Class I, Class II and Class III will consist of an equal number of directors, except that, if the Board of Directors consists of a number of directors such that mathematically there cannot be an equal number of directors in each of Class I, Class II and Class III, then the one remaining director shall be made a member of Class I and, if there is more than one remaining director, the first remaining director shall be made a member of Class I and the second remaining director shall be made a member of Class II.  Each director in each of Class I, Class II and Class III will hold office until the third regular meeting of shareholders following the regular meeting of the shareholders at which such director or such director’s predecessor was elected, until his successor shall have been elected and shall qualify, or until he resigns or is removed.

        The table below sets forth certain information concerning the directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name	Age	Term Expires	Class

John S. Dalrymple III	57	2006	I
Allyn K. Hart	66	2008	III
Roger A. Kenner (1)	56	2007	II
James F. Link	78	2006	I
Eugene J. Nicholas	60	2007	II
John D. Rice, Jr. (1)	51	2006	I
Michael T. Tokarz	55	2006	I
Jeffrey O. Topp	46	2007	II
Curtis R. Trulson	53	2008	III
Michael E. Warner	55	2008	III

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

        Michael T. Tokarz.  Mr. Tokarz has been a director of the Company since 2004.  Mr. Tokarz is the Chairman of MVC Capital, a registered investment company traded on the New York Stock Exchange (Ticker: MVC) that makes equity and debt investments. In addition, Mr. Tokarz is the Managing Member of The Tokarz Group, which manages Mr. Tokarz’s personal investments. From 1985 to 2002, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. Prior to joining KKR, Mr. Tokarz was with Continental Illinois National Bank and Trust Company of Chicago, joining the firm in 1973. He also currently serves on the corporate boards of Conseco, Inc, Walter Industries, Inc., IDEX Corporation, Timberland Machines & Irrigation, Inc., Ohio Medical Corporation, Baltic Motors Company, Stonewater Control Systems, Lomonsov, Athleta, Inc. and Apertio Ltd. Mr. Tokarz also serves on the Board of the University of Illinois Foundation and its Investment Committee and as Chairman of its Budget and Finance Committee.  He is a member of the Board of Managers of Illinois Ventures and Chairman of Illinois Emerging Technology Fund, both affiliated with the University of Illinois.

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

Compensation of Directors

        Effective August 1, 2005, the Company provides its directors with compensation consisting of (i) a per diem payment of $500 (except for the Chairman of the Board and Chairman of the Audit Committee  who will each receive $600 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $1,000 (except for the Chairman of the Board and Chairman of the Audit Committee who each receive $1,200 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

Executive Officers

        The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	50	President and Chief Executive Officer
Thomas P. Friezen	46	Chief Financial Officer

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

        Thomas P. Friezen.  Mr. Friezen is the Chief Financial Officer of the Company. Mr. Friezen joined the Company in April 1995 as Vice President, Finance and became Chief Financial Officer in August 2000. Mr. Friezen is a member of the board of directors of CDT, Inc., a development stage water technology company for which he serves as chair of the audit committee and as a member of the compensation committee. Mr. Friezen is a certified public accountant.

Code of Conduct

        The Company has adopted a Code of Conduct applicable to all employees. A Code of Ethics certification for senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer, is included within the Code of Conduct.

        A copy of the Code of Conduct is available under the “Investors” portion of the Company’s website at www.dakotagrowers.com. A copy of the Company’s Code of Conduct will also be provided, without charge, upon written request to:

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal year ended July 31, 2005 and the two prior fiscal years.

Summary Compensation Table

					Long-Term
					Compensation Awards
		Annual Compensation			Series C	Common
				Other	Preferred	Stock	All
				Annual	Securities	Securities	Other
Name and	Fiscal			Compen-	Underlying	Underlying	Compen-
Principal Position	Year	Salary	Bonus	sation (1)	Options (#)	Options (#)	sation (2)

Timothy J. Dodd	2005	$212,500	$21,413	$21,290	—	—	$—
President and Chief	2004	202,566	—	10,552	—	13,511	—
Executive Officer	2003	202,566	112,130	9,273	686	190,800	221,716

Thomas P. Friezen	2005	178,970	18,375	27,961	—	—	—
Chief Financial Officer	2004	173,628	—	19,438	—	11,575	—
	2003	173,628	34,540	9,670	—	103,656	309,551

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

Options Exercised in Fiscal Year 2005 and Unexercised Options at July 31, 2005

The following table summarizes stock option exercises and total number of options held for Series C Convertible Preferred Stock at the end of fiscal year 2005.

	Series C		Number of Series C
	Convertible		Convertible Preferred Shares		Value of Unexercised
	Preferred		Underlying Unexercised		In-the-Money
	Stock Acquired	Value	Options at July 31, 2005		Options at July 31, 2005 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy J. Dodd	—	$—	1,977	—	$—	$—
Thomas P. Friezen	—	—	754	—	—	—

The following table summarizes stock option exercises and total number of options held for Common Stock at the end of fiscal year 2005.

			Number of
	Common		Common Shares		Value of Unexercised
	Stock		Underlying Unexercised		In-the-Money
	Acquired	Value	Options at July 31, 2005		Options at July 31, 2005 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	197,556	6,755	$—	$—
Thomas P. Friezen	—	—	109,444	5,787	—	—

(1) There is no established public trading market for the Company’s securities; therefore, the Company is unable to estimate the value of unexercised options as of July 31, 2005.

Employment Agreements

        The Company does not have any employment agreements in place at the current time.

Stock Option Plans

        On January 31, 1997 the Cooperative’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Cooperative members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

        The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted by the Board of Directors on November 21, 2002. All options granted under the 2002 Plan are non-qualified stock options and are for the purchase of the Company’s Common Stock. The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 2002 Plan is 294,456 shares, all of which have been issued. Stock options granted under the 2002 Plan expire 10 years from the date of grant.

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

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2005, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

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

        The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Except as otherwise noted, each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2005 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securities
Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Total Common Stock	Number of Shares of Series C Preferred	Percent of Total Series C Preferred	Number of Shares of Series D Preferred	Percent of Total Series D Preferred
John S. Dalrymple III (1)	370,368	2.8%	—	—	333,000	3.0%
Allyn K. Hart	16,723	0.1	—	—	15,000	0.1
Roger A. Kenner (2)	155,596	1.2	—	—	140,000	1.2
James F. Link (3)	59,656	0.5	—	—	54,550	0.5
Eugene J. Nicholas (4)	65,525	0.5	—	—	58,951	0.5
John D. Rice, Jr. (5)	22,583	0.2	—	—	20,200	0.2
Jeffrey O. Topp (6)	302,172	2.3	—	—	271,420	2.4
Curtis R. Trulson (7)	68,624	0.5	—	—	61,750	0.5
Michael E. Warner	63,441	0.5	—	—	57,038	0.5
Timothy J. Dodd (8)	259,690	1.9	1,977	72.4%	238,248	2.1
Thomas P. Friezen (8)	132,747	1.0	754	27.6	121,752	1.1
Michael Tokarz (10)	909,091	6.9	—	—	—	—
MVC Capital, Inc. (10)	909,091	6.9	—	—	—	—
All directors and officers as a Group (12 persons) (9)	2,426,216	17.9	2,731	100.0	1,371,909	12.1

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

(8)               Messrs. Dodd and Friezen have been granted options that are currently exercisable or exercisable within 60 days of July 31, 2005, to purchase 1,977 and 754 shares, respectively, of the Company’s Series C Preferred Stock and 197,556 and 109,444 shares, respectively, of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Messrs. Dodd and Friezen include 47,448 and 18,096 shares, respectively, of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of

Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Messrs. Dodd and Friezen includes 47,448 and 18,096 shares, respectively, of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Messrs. Dodd and Friezen also includes 197,556 and 109,444 shares, respectively, of Common Stock issuable upon exercise of options to purchase Common Stock.

(9)               The number of shares of Common Stock and Series D Delivery Preferred Stock and the percentage of the total number of shares of Common Stock and Series D Delivery Preferred Stock beneficially owned by all directors and executive officers as a group are shown on a fully-diluted basis, based upon 13,541,926 shares of Common Stock and 11,340,841 shares of Series D Delivery Preferred Stock issued and outstanding on a fully-diluted basis.

(10)         The shares are directly owned by MVC Capital, Inc. of which Mr. Tokarz is a stockholder, director and Chairman.  Mr. Tokarz disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of the Reporting Person’s pecuniary interests therein.

Equity Compensation Plan Information

        See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plans as of July 31, 2005.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2005 and 2004 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2005	2004

Audit Fees	$61	$54
Audit-Related Fees (a)	9	8
Tax Fees (b)	22	19
All Other Fees	—	—

Total Fees (c)	$92	$81

(a)   Primarily benefit plan audit services.

(b)   Primarily tax advisory and preparation services.

(c)   The Audit Committee has approved all fees.

Auditor Services Pre-approval Policy

        The Audit Committee has a formal policy concerning pre-approval of all services to be provided by Eide Bailly LLP, the Company’s independent auditor, including audit, audit-related, tax and other services. The Chair of the Committee has the authority to pre-approve permitted services that require action between regular Committee meetings, provided a report of these services is given to the full Committee at the next regular meeting. The Committee approved all services provided by Eide Bailly LLP during fiscal year 2005.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following are filed as part of this report:

1.     Financial Statements

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets as of July 31, 2005 and 2004

        Consolidated Statements of Operations for the years ended July 31, 2005, 2004 and 2003

                        Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2005, 2004 and 2003

        Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004 and 2003

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

                        10.2         Master Lease Agreement dated March 6, 2002 and related Schedule A dated March 29, 2002 between Dakota Growers Pasta Company and Farm Credit Leasing Services Corporation. (Incorporated by reference to Exhibit 10.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

                        10.3         Amended and Restated Share Rights Agreement, dated as of April 19, 2002, by and among the Company, formerly Dakota Growers Restructuring Company, Inc., and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

                        10.4         Dakota Growers Pasta Company, Inc. 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.16 from the Company’s Annual Report on Form 10-K, File No. 000-50111, for the year ended July 31, 2003).

10.5                           Dakota Growers Pasta Company, Inc. Amended and Restated 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.6 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004).

10.6                           Manufacturing Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004). Confidential treatment has been granted with respect to portions of the Exhibit.

10.7                           Services Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.3 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004). Confidential treatment has been granted with respect to portions of the Exhibit.

10.8                           Trademark License Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004).

10.9                           Technology Sublicense Agreement dated December 26, 2003 between the Company and DNA Dreamfields Company, LLC. (Incorporated by reference to Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q, File No. 000-50111, for the quarter ended January 31, 2004).

10.10                     Stock Purchase Agreement dated July 30, 2004 between the Company and MVC Capital, Inc. (Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.11                     Registration Rights Agreement dated July 30, 2004 between the Company and MVC Capital, Inc. (Incorporated by reference to Exhibit 99.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.12                     Consulting Agreement dated July 30, 2004 between the Company and MVC Financial Services, Inc. (Incorporated by reference to Exhibit 99.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.13                     Membership Unit Purchase Agreement effective May 1, 2005 between and among Dakota Growers Pasta Company, Inc., B-New, LLC, TechCom Group, LLC and Buhler, Inc.  (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 1, 2005).

10.14                     Amended and Restated DNA Dreamfields Company, LLC Operating Agreement effective May 1, 2005 between the Company, B-New, LLC, TechCom Group, LLC and Buhler, Inc.  (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 1, 2005).

10.15                     2005 Line of Credit Loan Agreement effective May 31, 2005 by and between the Company (“Lender”) and DNA Dreamfields Company, LLC (“Borrower”).  (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 1, 2005).

10.16                     Promissory Note effective May 31, 2005 executed by DNA Dreamfields Company, LLC.   (Incorporated by reference to Exhibit 10.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 1, 2005).

10.17                     LLC Unit Pledge Agreement effective May 31, 2005 between and among B-New, LLC, TechCom Group, LLC, Buhler, Inc. (collectively the “Pledgors”) and the Company (“Lender”).  (Incorporated by reference to Exhibit 10.5 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 1, 2005).

10.18                     Master Loan Agreement dated May 23, 2005 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

10.19                     Statused Revolving Credit Supplement dated May 23, 2005 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

                        10.20       Non-Revolving Credit Supplement dated May 23, 2005 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

                        10.21       Multiple Advance Term Loan Supplement dated May 23, 2005 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

                        10.22       Continuing Guarantee Agreement dated May 23, 2005 between Primo Piatto, Inc., a wholly-owned subsidiary of the Company, and CoBank, ACB.  (Incorporated by reference to Exhibit 10.5 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

                        10.23       Security Agreement dated May 23, 2005 between Primo Piatto, Inc. and CoBank, ACB.  (Incorporated by reference to Exhibit 10.6 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

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

Dated: October 28, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 28, 2005

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial Officer)	October 28, 2005

Vice President — Finance and
/s/ Edward O. Irion	Chief Accounting Officer
Edward O. Irion	(Principal Accounting Officer)	October 28, 2005

/s/ John S. Dalrymple III
John S. Dalrymple III	Director	October 28, 2005

/s/ John D. Rice, Jr.
John D. Rice, Jr.	Director	October 28, 2005

/s/ Curt R. Trulson
Curt R. Trulson	Director	October 28, 2005

/s/ Allyn K. Hart
Allyn K. Hart	Director	October 28, 2005

/s/ Roger A. Kenner
Roger A. Kenner	Director	October 28, 2005

/s/ James F. Link
James F. Link	Director	October 28, 2005

/s/ Eugene J. Nicholas
Eugene J. Nicholas	Director	October 28, 2005

/s/ Michael T. Tokarz
Michael T. Tokarz	Director	October 28, 2005

/s/ Jeffrey O. Topp
Jeffrey O. Topp	Director	October 28, 2005

/s/ Michael E. Warner
Michael E. Warner	Director	October 28, 2005