Form 10-Q
period 2005-10-31
DAKOTA GROWERS PASTA CO INC
filed 2005-12-15
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

or

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

Yes  ☐    No  ☒

As of December 15, 2005, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31, 2005	July 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$345	$229

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,571 and $1,507, respectively	17,449	16,188

Other receivables	136	411

Inventories	25,502	28,102

Prepaid expenses	3,484	2,578

Deferred income taxes	955	955

Total current assets	47,871	48,463

PROPERTY AND EQUIPMENT
In service	110,407	111,394
Construction in progress	13,733	7,350
	124,140	118,744
Less accumulated depreciation	(52,855)	(52,286)

Net property and equipment	71,285	66,458

INVESTMENT IN COOPERATIVE BANK	1,947	2,054

GOODWILL	16,654	16,654

OTHER ASSETS	1,158	1,501

	$138,915	$135,130

	(Unaudited)
	October 31, 2005	July 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$2,527	$3,110
Accounts payable	5,925	4,197
Accrued liabilities	5,981	6,229
Notes payable	12,600	10,000
Current portion of long-term debt	5,271	4,771

Total current liabilities	32,304	28,307

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	25,045	25,385
DEFERRED INCOME TAXES	11,520	11,419
OTHER LIABILITIES	73	85
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 33 and 67 shares issued and outstanding as of October 31, 2005 and July 31, 2005, respectively	3	7

Total liabilities	68,945	65,203

NONCONTROLLING INTERESTS	8,434	8,795

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 issued and outstanding	132	132
Additional paid-in capital	62,812	62,807
Accumulated deficit	(1,521)	(1,920)

Total stockholders’ equity	61,536	61,132

Total liabilities and stockholders’ equity	$138,915	$135,130

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended October 31,
	2005	2004
Net revenues (net of discounts and allowances of $7,126 and $6,261, respectively)	$44,072	$35,877

Cost of goods sold	38,832	31,897

Gross profit	5,240	3,980

Marketing, general and administrative expenses	3,868	5,684

Operating income (loss)	1,372	(1,704)

Other income (expense)
Interest and other income	30	9
(Loss) gain on disposition of property, equipment and other assets	(585)	9
Interest expense, net	(549)	(638)

Income (loss) before noncontrolling interests and income taxes	268	(2,324)

Noncontrolling interests	386	2,021

Income (loss) before income taxes	654	(303)

Income tax expense (benefit)	255	(118)

Net income (loss)	$399	$(185)

Net income (loss) per common share
Basic	$0.03	$(0.01)

Diluted	$0.03	$(0.01)

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,570	13,529

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Three Months Ended October 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$399	$(185)
Adjustments to reconcile net income (loss) to net cash from (used for) operating activities:
Depreciation and amortization	1,734	1,998
Loss (gain) on disposition of property, equipment and other assets	585	(9)
Net loss allocated from joint venture under equity method	—	638
Noncontrolling interests	(386)	—
Deferred income taxes	101	(118)
Stock-based employee compensation	5	—
Changes in assets and liabilities
Trade receivables	(1,261)	(3,301)
Other receivables	275	596
Inventories	2,600	26
Prepaid expenses	(917)	(353)
Other assets	12	2
Accounts payable	1,728	(1,299)
Other accrued liabilities	(248)	1,810
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	4,627	(195)

INVESTING ACTIVITIES
Purchases of property and equipment	(6,766)	(598)
Payments for package design costs	(50)	(264)
Proceeds from cooperative bank equity retirements	107	60
Investments in joint venture	—	(1,469)
NET CASH USED FOR INVESTING ACTIVITIES	(6,709)	(2,271)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	(583)	3,463
Net change in short-term notes payable	2,600	4,500
Payments on long-term debt	(4,771)	(6,081)
Proceeds from long-term debt	4,931	—
Preferred stock retirements	(4)	(3)
Investments by noncontrolling interests	25	—
NET CASH FROM FINANCING ACTIVITIES	2,198	1,879

NET CHANGE IN CASH AND CASH EQUIVALENTS	116	(587)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229	589
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345	$2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$906	$1,091

Income taxes	$252	$63

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2005 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates a milling and pasta manufacturing facility in Carrington, North Dakota. In addition, the Company’s wholly-owned subsidiary, Primo Piatto, Inc. (“Primo Piatto”), a Minnesota corporation, operates a pasta manufacturing facility in New Hope, Minnesota.

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2005. The information contained in the balance sheet as of July 31, 2005 was derived from the Company’s audited annual report for fiscal year 2005. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of the Company, its wholly-owned subsidiary Primo Piatto, Inc., and DNA Dreamfields Company, LLC (“DNA Dreamfields”), which the Company began to consolidate in fiscal year 2005. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 3 – NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and is effective for fiscal quarters beginning after June 15, 2005. SFAS No. 123(R) requires the cost of share-based payments to employees, including grants of employee stock options, to be measured based on grant-date fair values. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS No. 123(R) in the quarter ended October 31, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements. However, future employee stock option grants may have a material impact on the Company’s financial statements as a result of SFAS No. 123(R).

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” in November 2004. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. Further, this statement requires that the allocation of fixed overhead costs to inventoriable production costs be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 in the quarter ended October 31, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements. However, future changes in the Company’s production or logistics could have a material impact on the Company’s financial statements as a result of SFAS No. 151.

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2005 include raw materials and packaging of $7,686,000 and finished goods of $17,816,000. Inventories at July 31, 2005 include raw materials and packaging of $7,262,000 and finished goods of $20,840,000.

NOTE 5 – LOAN AGREEMENTS

The Company has a $25 million revolving credit facility with CoBank which matures on May 31, 2006. Balances outstanding under revolving line of credit arrangements totaled $12.6 million as of October 31, 2005, and $10.0 million as of July 31, 2005. The Company had $12.4 million available for borrowings under the line of credit as of October 31, 2005.

The Company also has a term loan facility with CoBank under which the Company may borrow an aggregate principal amount of up to $19 million through May 1, 2006. Balances outstanding under the term loan were $14.0 million and $9.1 million as of October 31, 2005 and July 31, 2005, respectively.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2005.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 401,000 and 360,000 for the three months ended October 31, 2005 and 2004, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 7 – DNA DREAMFIELDS COMPANY, LLC

Effective May 1, 2005, the Company’s ownership in DNA Dreamfields increased to 46.7%. In conjunction with the Company’s increase in ownership in DNA Dreamfields and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company determined that DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements. The results for the quarter ended October 31, 2004 are presented to include the results of operations of DNA Dreamfields in the consolidated income statement.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $1,165,000 and $465,000 as of October 31, 2005 and July 31, 2005, respectively.  These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

NOTE 8 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $12,460,000 as of October 31, 2005, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company had commitments to purchase pasta equipment totaling $682,000 as of October 31, 2005. These amounts are expected to be paid within one year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended July 31, 2005.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2005 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota, and generates a majority of its revenues from manufacturing pasta for the retail store brand and foodservice markets, although we serve and continually look for opportunities in the entire dry pasta industry.  The Company’s cost of goods sold consists mainly of raw materials (primarily durum wheat), packaging, and manufacturing and distribution costs.  The Company competes through low cost production, high product quality, flexibility and customer service.

Net income for the quarter ended October 31, 2005 totaled $399,000 compared to a net loss of $185,000 for the quarter ended October 31, 2004.  Net earnings per basic common share for the quarter ended October 31, 2005 were $0.03 per share compared to a $0.01 per share loss for the quarter ended October 31, 2004.  The Company recorded a $598,000 loss on disposal during the quarter ended October 31, 2005 related to the retirement of certain equipment in conjunction with the capital project at the New Hope, Minnesota facility. Excluding the impact of this non-cash charge, net earnings for the quarter ended October 31, 2005 were $0.06 per share.

The Company’s net revenues increased 22.8% for the quarter ended October 31, 2005 when compared to the same period of last year, due primarily to increased sales volumes. A significant portion of the new volume increases were in place for the last three quarters of fiscal year 2005. Therefore, the Company anticipates that its net revenue growth in the second, third and fourth quarters of fiscal year 2006, while still substantive, will not show percentage increases comparable to that displayed by the comparison of the first quarter of fiscal year 2006 to the first quarter of fiscal year 2005. Benefits derived from increased sales along with lower durum costs were partially offset by continued higher transportation costs. Freight cost increases were driven by a combination of higher diesel fuel prices and reduced rail and truck availability, and are expected to have a continuing negative impact in the Company’s second quarter of fiscal year 2006. Sales price increases starting in the second quarter of fiscal year 2006 are expected to partially mitigate the impact of these higher costs.

A $15.0 million capital project is currently in progress at the Company’s New Hope, Minnesota facility to better balance its pasta production capabilities and improve operating costs. A main component of this project is the installation of a new, state-of-the-art short goods production line. The new short goods line, which became operational during the Company’s second fiscal quarter 2006, increased the New Hope plant’s capacity by 35% to approximately 230 million pounds annually. However, higher conversion costs per unit at the New Hope facility during the installation and start-up of the new production line negatively impacted the Company’s results for the first quarter of fiscal year 2006 and are expected to negatively impact results for the second quarter of fiscal year 2006 as well.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2005. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due and our historical experience. If the financial condition of our customers deteriorates, additional allowances may be required in the future that could have an adverse impact on our future operating results.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of October 31, 2005 will be realized through the generation of future taxable income and tax planning strategies.

Basis of Presentation

Effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The results for the quarter ended October 31, 2004 are presented to include the results of operations of DNA Dreamfields in the consolidated income statement. See Note 7 of the consolidated financial statements for additional information.

Results of Operations

Comparison of the Three Months Ended October 31, 2005 and 2004

Net Revenues. Net revenues totaled $44.1 million for the three months ended October 31, 2005, an increase of $8.2 million, or 22.8%, compared to $35.9 million for the three months ended October 31, 2004.  Total pasta sales volumes increased 23.7% with sales in each of the retail, foodservice and ingredient markets realizing volume gains. Ingredient sales volumes had the highest percentage increase at 41.5%, while retail sales volumes increased 24.5%, and foodservice sales volumes increased 13.6%. The increase in the ingredient market primarily related to one customer. A portion of the volume increases in the retail and foodservice market related to increased governmental and co-pack sales.  Per unit selling prices remained relatively flat with retail selling prices up 2.0%, foodservice selling prices up 0.4% and ingredient selling prices down 2.1%.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $2.5 million for the three months ended October 31, 2005, an increase of $0.2 million when compared to the same period of the prior year.

Cost of Goods Sold. Cost of goods sold increased $6.9 million, or 21.7%, to $38.8 million for the three months ended October 31, 2005, compared to $31.9 million for the three months ended October 31, 2004.  The increase was primarily due to higher sales volumes.  Gross profit as a percentage of net revenues improved to 11.9% for the three months ended October 31, 2005 from 11.1% for the three months ended October 31, 2004. Benefits derived from lower durum costs were largely offset by the negative impact of higher freight costs and higher per unit conversion costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $1.8 million, or 31.9%, to $3.9 million for the quarter ended October 31, 2005, compared to $5.7 million for the quarter ended October 31, 2004. The decrease was primarily due to lower consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 8.8% for the quarter ended October 31, 2005, from 15.8% for the comparable quarter of the prior year.

(Loss) Gain on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred a Loss on Disposition of $0.6 million during the three months ended October 31, 2005.  Virtually all of this loss was related to the retirement of certain equipment in conjunction with the capital project at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the three months ended October 31, 2005 totaled $0.5 million, down $0.1 million from the corresponding period of the prior year.

Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.4 million and $2.0 million for the three months ended October 31, 2005 and 2004, respectively. The $1.6 million decrease was primarily due to the net loss of DNA Dreamfields being significantly lower than for the comparable quarter of the prior year, offset somewhat by the Company’s increased ownership in DNA Dreamfields.

Income Taxes. The income tax expense for the three months ended October 31, 2005 totaled $0.3 million compared to an income tax benefit of $0.1 million for the quarter ended October 31, 2004.  Both the income tax expense and benefit reflect an effective corporate income tax rate of approximately 39%.

Net Income (Loss).  Net income for the three months ended October 31, 2005 totaled $0.4 million, an increase of $0.6 million compared to the net loss of $0.2 million for the three months ended October 31, 2004.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of October 31, 2005 totaled $15.6 million compared to $20.2 million as of July 31, 2005.

The Company has a $25 million revolving credit facility with CoBank, which extends through May 31, 2006.  The balance outstanding on the line of credit was $12.6 million as of October 31, 2005, leaving $12.4 million available for borrowings as of that date.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2005 and the date of this filing.

Net cash provided from operating activities totaled $4.6 million for the three months ended October 31, 2005 compared to net cash used for operating activities of $0.2 million for the three months ended October 31, 2004.  Significant items contributing to this increase were changes in inventories, trade receivables and net income as adjusted for non-cash items.  Inventories decreased $2.6 million for the quarter ended October 31, 2005 while inventories remained relatively unchanged for the quarter ended October 31, 2004.  The decrease in inventories for the quarter ended October 31, 2005 related to the Company’s utilization of inventories built-up over the latter portion of fiscal year 2005 to compensate for reduced pasta production volumes resulting from the production upgrade project at the New Hope manufacturing facility.

Net cash used for investing activities totaled $6.7 million and $2.3 million for the three months ended October 31, 2005 and 2004, respectively.  The majority of this increase related to capital expenditures for the New Hope upgrade project.  As of October 31, 2005, the Company had expended a total of $13.0 million and entered into additional equipment purchase commitments totaling $0.7 million in conjunction with this project. Due to current sales demand and related production capabilities, the Company has delayed the installation of certain pasta production equipment totaling approximately $4.0 million associated with the New Hope project.

Net cash from financing activities totaled $2.2 million and $1.9 million for the three months ended October 31, 2005 and 2004, respectively.  The $2.2 million of net cash from financing activities for the quarter ended October 31, 2005 included $4.9 million in borrowings under the CoBank secured term loan facility to finance the New Hope production upgrade project.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005, under which the Company will loan up to $5.0 million to DNA Dreamfields. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $1.2 million and $0.5 million as of October 31, 2005 and July 31, 2005, respectively.

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received $1.1 million in December 2005 under the Act, which will be recognized as other income in the Company’s fiscal second quarter 2006. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

The following table summarizes the Company’s contractual obligations as of October 31, 2005 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$30,316	$5,271	$21,945	$3,100	$—
Durum purchase obligations	12,460	12,460	—	—	—
Warehouse obligations	4,640	1,827	2,813	—	—
Operating leases	2,215	1,225	937	53	—

	$49,631	$20,783	$25,695	$3,153	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2005, the Company had outstanding commitments for grain purchases totaling $12.5 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Management believes that net cash currently available and to be provided by operating activities, along with amounts available under the Company’s line of credit and term loan facilities, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Thomas P. Friezen, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the review, they have concluded that these controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	December 15, 2005
Officer)

/s/ Thomas P. Friezen	Chief Financial Officer
Thomas P. Friezen	(Principal Financial	December 15, 2005
Officer)

/s/ Edward O. Irion	Vice President – Finance and
Edward O. Irion	Chief Accounting Officer	December 15, 2005
(Principal Accounting Officer)