Form 10-Q
period 2006-01-31
DAKOTA GROWERS PASTA CO INC
filed 2006-03-17
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

or

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

Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 17, 2006, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Information)

	(Unaudited)
	January 31, 2006	July 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107	$229

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,768 and $1,507, respectively	16,950	16,188

Other receivables	206	411

Inventories	24,013	28,102

Prepaid expenses	3,160	2,578

Deferred income taxes	955	955

Total current assets	45,391	48,463

PROPERTY AND EQUIPMENT
In service	120,693	111,394

Construction in progress	5,712	7,350
	126,405	118,744
Less accumulated depreciation	(54,265)	(52,286)

Net property and equipment	72,140	66,458

INVESTMENT IN COOPERATIVE BANK	1,840	2,054

GOODWILL	16,654	16,654

OTHER ASSETS	951	1,501

	$136,976	$135,130

	(Unaudited)
	January 31, 2006	July 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$3,169	$3,110
Accounts payable	6,113	4,197
Accrued liabilities	5,993	6,229
Notes payable	7,500	10,000
Current portion of long-term debt	5,771	4,771

Total current liabilities	28,546	28,307

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	27,545	25,385
DEFERRED INCOME TAXES	11,676	11,419
OTHER LIABILITIES	60	85
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 0 and 67 shares issued and outstanding as of January 31, 2006 and July 31, 2005, respectively	—	7

Total liabilities	67,827	65,203

NONCONTROLLING INTERESTS	7,963	8,795

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 issued and outstanding	132	132
Additional paid-in capital	62,823	62,807
Accumulated deficit	(1,882)	(1,920)

Total stockholders’ equity	61,186	61,132

Total liabilities and stockholders’ equity	$136,976	$135,130

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended January 31,
	2006	2005
Net revenues (net of discounts and allowances of $6,693 and $5,755, respectively)	$42,490	$40,698

Cost of goods sold	38,124	35,783

Gross profit	4,366	4,915

Marketing, general and administrative expenses	4,246	4,091

Operating income	120	824

Other income (expense)
Interest and other income	1,032	414
Gain on disposition of property, equipment and other assets	13	13
Interest expense, net	(676)	(617)

Income before noncontrolling interests and income taxes	489	634

Noncontrolling interests	522	618

Income before income taxes	1,011	1,252

Income tax expense	394	488

Net income	617	764
Dividends on preferred stock	451	—

Net earnings on common stock	$166	$764

Net earnings per common share
Basic	$0.01	$0.06

Diluted	$0.01	$0.06

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,570	13,529

See Notes to Consolidated Financial Statements

	Six Months Ended January 31,
	2006	2005
Net revenues (net of discounts and allowances of $13,819 and $12,017, respectively)	$86,562	$76,575

Cost of goods sold	76,956	67,680

Gross profit	9,606	8,895

Marketing, general and administrative expenses	8,113	9,775

Operating income (loss)	1,493	(880)

Other income (expense)
Interest and other income	1,061	423
Loss (gain) on disposition of property, equipment and other assets	(572)	22
Interest expense, net	(1,225)	(1,255)

Income (loss) before noncontrolling interests and income taxes	757	(1,690)

Noncontrolling interests	908	2,639

Income before income taxes	1,665	949

Income tax expense	649	370

Net income	1,016	579
Dividends on preferred stock	451	—

Net earnings on common stock	$565	$579

Net earnings per common share
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,570	13,529

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,016	$579
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,540	3,850
Loss (gain) on disposition of property, equipment and other assets	572	(22)
Net loss allocated from joint venture under equity method	—	856
Noncontrolling interests	(908)	—
Deferred income taxes	257	147
Stock-based employee compensation	16	—
Accrued promotional costs applied to marketing prepayments	—	3,593
Changes in assets and liabilities
Trade receivables	(762)	(4,673)
Other receivables	205	893
Inventories	4,089	578
Prepaid expenses	(756)	(24)
Other assets	25	5
Accounts payable	1,916	511
Other accrued liabilities	(236)	(570)
NET CASH FROM OPERATING ACTIVITIES	8,974	5,723

INVESTING ACTIVITIES
Purchases of property and equipment	(9,031)	(1,096)
Payments for package design costs	(89)	(412)
Proceeds from cooperative bank equity retirements	214	120
Investments in joint venture	—	(2,970)
NET CASH USED FOR INVESTING ACTIVITIES	(8,906)	(4,358)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	59	1,732
Net change in short-term notes payable	(2,500)	3,500
Principal payments on long-term debt	(4,771)	(7,176)
Proceeds from long-term debt borrowings	7,931	—
Dividends paid on common stock	(527)	—
Dividends paid on preferred stock	(451)	—
Preferred stock retirements	(7)	(7)
Investments by noncontrolling interests	76	—
NET CASH USED FOR FINANCING ACTIVITIES	(190)	(1,951)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(122)	(586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229	589
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,316	$1,411

Income taxes	$740	$(200)

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2005 as filed in the Company’s Form 10-K.

NOTE 1 – ORGANIZATION

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2005. The information contained in the balance sheet as of July 31, 2005 was derived from the Company’s audited annual report for fiscal year 2005. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of the Company, its wholly-owned subsidiary, Primo Piatto, Inc., and DNA Dreamfields Company, LLC (“DNA Dreamfields”), which the Company began to consolidate in fiscal year 2005. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 3 – NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and is effective for the first interim or annual reporting period for fiscal years beginning after June 15, 2005. SFAS No. 123(R) requires the cost of share-based payments to employees, including grants of employee stock options, to be measured based on grant-date fair values. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS No. 123(R) in the quarter ended October 31, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements. However, future employee stock option grants may have a material impact on the Company’s financial statements as a result of SFAS No. 123(R).

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

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2006 include raw materials and packaging of $7,979,000 and finished goods of $16,034,000. Inventories at July 31, 2005 include raw materials and packaging of $7,262,000 and finished goods of $20,840,000.

NOTE 5 – LOAN AGREEMENTS

The Company has a $25.0 million revolving credit facility with CoBank which matures on May 31, 2006. Balances outstanding under this revolving line of credit arrangement totaled $7.5 million as of January 31, 2006, and $10.0 million as of July 31, 2005. The Company had $17.5 million available for borrowings under this line of credit as of January 31, 2006.

The Company also has a term loan facility with CoBank under which the Company may borrow an aggregate principal amount of up to $19.0 million through May 1, 2006. Balances outstanding under the term loan were $17.0 million and $9.1 million as of January 31, 2006 and July 31, 2005, respectively. The Company had $2.0 million available for borrowings under the CoBank term loan facility as of January 31, 2006.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2006.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 401,000 and 360,000 for the three and six month periods ended January 31, 2006 and 2005, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 7 – DNA DREAMFIELDS COMPANY, LLC

Effective May 1, 2005, the Company’s ownership in DNA Dreamfields increased to 46.7%. In conjunction with the Company’s increase in ownership in DNA Dreamfields and changes in the DNA Dreamfields operating agreement and other contractual arrangements, the Company determined that DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements. The results for the three and six month periods ended January 31, 2006 are presented to include the results of operations of DNA Dreamfields in the consolidated income statements.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $1,840,000 and $465,000 as of January 31, 2006 and July 31, 2005, respectively. These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

NOTE 8 – DIVIDENDS

On December 15, 2005, the Company’s Board of Directors authorized the payment of a 4 cents per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of 4 cents per share on its common stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005.

NOTE 9 – STOCK OPTIONS

On December 22, 2005, the Compensation Committee of the Board of Directors granted incentive stock options to purchase 141,256 shares of the Company’s common stock at a per share exercise price of $4.00. The vesting of these options is subject to certain qualifications, including but not limited to, the continued employment of the optionee with the Company. Subject to the foregoing qualifications and certain other qualifications, fifty percent of these options vest on December 22, 2006, twenty-five percent vest on December 22, 2007, and twenty-five percent vest on December 22, 2008.

NOTE 10 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1,103,000 and $425,000 in December 2005 and 2004, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 11 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $12,819,000 as of January 31, 2006, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company had commitments to purchase pasta equipment totaling $126,000 as of January 31, 2006. These amounts are expected to be paid within one year.

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

Net income for the quarter ended January 31, 2006 totaled $617,000 compared to net income of $764,000 for the quarter ended January 31, 2005. Net income for the six months ended January 31, 2006 totaled $1,016,000 versus $579,000 for the six months ended January 31, 2005. The Company paid dividends of $451,000 ($0.04 per share) on its Series D Delivery Preferred Stock and $527,000 ($0.04 per share) on its common stock during the second quarter of fiscal year 2006. Net earnings per basic common share, after the effect of dividends on preferred stock, were $0.01 per share for the quarter ended January 31, 2006 compared to $0.06 per share for the quarter ended January 31, 2005. Net earnings per basic common share were $0.04 per share for the six months ended January 31, 2006 and 2005.

The Company’s net revenues increased 4.4% for the quarter ended January 31, 2006 when compared to the same period of last year, primarily due to higher pasta per unit selling prices. Net revenues for the six months ended January 31, 2006 were up 13.0% compared to the same period of last year, with the increase resulting mostly from increased pasta sales volumes in the first quarter of fiscal year 2006 when compared to the same quarter of last year. Benefits derived from increased sales and lower durum costs were partially offset by continued high transportation costs. Freight cost increases during fiscal year 2006 have been driven by a combination of higher diesel fuel prices and reduced rail and truck availability. The effectiveness of the Company’s rail programs was diminished in the second quarter of fiscal 2006 as lower finished goods inventory levels limited the Company’s ability to utilize rail programs to forward warehouses. The Company does not expect significant improvements in freight costs for the remainder of fiscal year 2006. Sales price increases which became effective starting in the second quarter of fiscal year 2006 are expected to partially mitigate the impact of these higher costs.

The Company undertook a $15 million capital project at its New Hope, Minnesota facility to better balance its pasta production capabilities and improve operating costs. A main component of this project was the installation of a new, state-of-the-art short goods production line. The new short goods line, which became operational during the Company’s second quarter of fiscal 2006, increased the New Hope plant’s capacity by 35% to approximately 230 million pounds annually. However, higher conversion costs per unit at the New Hope facility during the installation and start-up of the new production line negatively impacted the Company’s results for the first and second quarters of fiscal year 2006. The Company also recorded a $598,000 loss on disposal during the six months ended January 31, 2006 related to the retirement of certain equipment in conjunction with the capital project at the New Hope facility.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of January 31, 2006 will be realized through the generation of future taxable income and tax planning strategies.

Basis of Presentation

Effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The results for the three and six months ended January 31, 2006 are presented to include the results of operations of DNA Dreamfields in the consolidated income statement. See Note 7 of the consolidated financial statements for additional information.

Results of Operations

Comparison of the Three Months Ended January 31, 2006 and 2005

Net Revenues. Net revenues totaled $42.5 million for the three months ended January 31, 2006, an increase of $1.8 million, or 4.4%, compared to $40.7 million for the three months ended January 31, 2005. Overall, pasta per unit selling prices increased 5.4% while sales volumes declined by 0.3%. Retail revenues increased $0.1 million, or 0.6%, due to an 8.5 % increase in average selling prices offset by a 7.3% volume decline. Foodservice revenues increased $0.4 million, or 3.4%, due to a 2.0% increase in average selling prices and a 1.4% increase in sales volumes. Ingredient revenues increased $1.4 million, or 26.8%, due to a 14.5% volume gain and a 10.8% increase in average selling prices.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $2.9 million for the three months ended January 31, 2006, a decrease of $0.1 million when compared to the same period of the prior year.

Cost of Goods Sold. Cost of goods sold increased $2.3 million, or 6.5%, to $38.1 million for the three months ended January 31, 2006, compared to $35.8 million for the three months ended January 31, 2005. Gross profit as a percentage of net revenues decreased to 10.3% for the three months ended January 31, 2006 from 12.1% for the three months ended January 31, 2005, primarily due to the negative impacts of higher freight costs and higher per unit conversion costs for the quarter ended January 31, 2006. These factors were partially offset by lower durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 3.8% to $4.3 million for the three months ended January 31, 2006, compared to $4.1 million for the three months ended January 31, 2005. MG&A expenses as a percentage of net revenues decreased to 10.0% for the three months ended January 31, 2006, from 10.1% for the comparable quarter of the prior year.

Interest and Other Income. Interest and other income totaled $1.0 million for the three months ended January 31, 2006 compared to $0.4 million for the three months ended January 31, 2005. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1.1 million and $0.4 million in December 2005 and 2004, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Interest Expense. Interest expense for the three months ended January 31, 2006 totaled $0.7 million, up $0.1 million from $0.6 million for the corresponding period of the prior year.

Noncontrolling Interests. Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.5 million and $0.6 million for the three months ended January 31, 2006 and 2005, respectively.

Income Taxes. Income tax expense for the three months ended January 31, 2006 and 2005 totaled $0.4 million and $0.5 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the three months ended January 31, 2006 totaled $0.6 million compared to net income of $0.8 million for the three months ended January 31, 2005. Net earnings available to common shareholders for the three months ended January 31, 2006 totaled $0.2 million after reducing net income for dividends declared on Series D Delivery Preferred Stock.

Comparison of the Six Months Ended January 31, 2006 and 2005

Net Revenues. Net revenues totaled $86.6 million for the six months ended January 31, 2006, an increase of $10.0 million, or 13.0%, compared to $76.6 million for the six months ended January 31, 2005. Total pasta sales volumes increased 10.7% with sales in each of the retail, foodservice and ingredient markets realizing volume gains. Ingredient sales volumes had the highest percentage increase at 25.9%, while foodservice sales volumes increased 7.6%, and retail sales volumes increased 6.9%. Overall, pasta per unit selling prices increased 2.9% with retail selling prices up 5.4%, foodservice selling prices up 1.1% and ingredient selling prices up 5.0%.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $5.4 million and $5.3 million for the six months ended January 31, 2006 and 2005, respectively.

Cost of Goods Sold. Cost of goods sold increased $9.3 million, or 13.7%, to $77.0 million for the six months ended January 31, 2006, compared to $67.7 million for the six months ended January 31, 2005. The increase was primarily due to higher sales volumes. Gross profit as a percentage of net revenues decreased to 11.1% for the six months ended January 31, 2006 compared to 11.6% for the six months ended January 31, 2005. Higher freight costs and higher per unit conversion costs negatively impacted gross profit percentage for the six months ended January 31, 2006. These factors were partially offset by lower durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $1.7 million, or 17.0%, to $8.1 million for the six months ended January 31, 2006, compared to $9.8 million for the six months ended January 31, 2005. The decrease was primarily due to lower consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 9.4% for the six months ended January 31, 2006, from 12.8% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $1.1 million for the six months ended January 31, 2006 compared to $0.4 million for the six months ended January 31, 2005. Substantially all of the amounts relate to payments received by the Company in December 2005 and 2004 under the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

(Loss) Gain on Disposition of Property, Equipment and Other Assets. The Company incurred a Loss on Disposition of $0.6 million during the six months ended January 31, 2006. Virtually all of this loss was related to the retirement of certain equipment in conjunction with the capital project at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the six months ended January 31, 2006 and 2005 totaled $1.2 million and $1.3 million, respectively.

Noncontrolling Interests. Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.9 million and $2.6 million for the six months ended January 31, 2006 and 2005, respectively. The $1.7 million decrease was due to a reduction in the net loss reported by DNA Dreamfields for the six months ended January 31, 2006 when compared to last year, partially offset by the Company’s increased ownership in DNA Dreamfields.

Income Taxes. Income tax expense for the six months ended January 31, 2006 totaled $0.6 million compared to $0.4 million for the six months ended January 31, 2005, and reflects an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the six months ended January 31, 2006 totaled $1.0 million, compared to $0.6 million for the six months ended January 31, 2005. Net earnings available to common shareholders for the six months ended January 31, 2006 totaled $0.6 million after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of January 31, 2006 totaled $16.8 million compared to $20.2 million as of July 31, 2005.

The Company has a $25.0 million revolving credit facility with CoBank, which extends through May 31, 2006. The balance outstanding on the line of credit was $7.5 million as of January 31, 2006, leaving $17.5 million available for borrowings as of that date.

The Company also has a term loan facility with CoBank under which the Company may borrow an aggregate principal amount of up to $19.0 million through May 1, 2006. The balance outstanding under the term loan was $17.0 million as of January 31, 2006, leaving $2.0 million available for borrowings under the CoBank term loan facility as of that date.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2006 and the date of this filing.

Net cash from operating activities totaled $9.0 million and $5.7 million for the six months ended January 31, 2006 and 2005, respectively. Significant items contributing to this increase were changes in inventories, accounts payable and net income as adjusted for non-cash items. Inventories decreased $4.1 million for the six months ended January 31, 2006. The decrease in inventories for the six months ended January 31, 2006 related to the Company’s utilization of inventories built-up over the latter portion of fiscal year 2005 to compensate for reduced pasta production volumes resulting from the production upgrade project at the New Hope manufacturing facility.

Net cash used for investing activities totaled $8.9 million and $4.4 million for the six months ended January 31, 2006 and 2005, respectively. The majority of this increase related to capital expenditures for the New Hope upgrade project. As of January 31, 2006, the Company had expended a majority of the estimated $15 million total project cost. Due to current sales demand and related production capabilities, the Company has delayed the installation of certain pasta production equipment totaling approximately $4.0 million associated with the New Hope project.

Net cash used for financing activities totaled $0.2 million and $2.0 million for the six months ended January 31, 2006 and 2005, respectively. The $0.2 million of net cash from financing activities for the six months ended January 31, 2006 included $7.9 million in borrowings under the CoBank secured term loan facility to finance the New Hope production upgrade project. The Company also paid dividends of $0.5 million ($0.04 per share) on its Series D Delivery Preferred Stock and $0.5 million ($0.04 per share) on its common stock during the second quarter of fiscal year 2006.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005, under which the Company will loan up to $5.0 million to DNA Dreamfields on a revolving basis through May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $1.8 million and $0.5 million as of January 31, 2006 and July 31, 2005, respectively.

The following table summarizes the Company’s contractual obligations as of January 31, 2006 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	33,316	$5,771	$22,545	$5,000	$—
Durum purchase obligations	12,819	12,819	—	—	—
Warehouse obligations	4,161	1,773	2,388	—	—
Operating leases	2,098	1,311	752	35	—

	$52,394	$21,674	$25,685	$5,035	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. At January 31, 2006, the Company had outstanding commitments for grain purchases totaling $12.8 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Edward O. Irion, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the review, they have concluded that these controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

In conjunction with the resignation of Thomas P. Friezen as the Company’s Chief Financial Officer and the appointment of Edward O. Irion to the position of Chief Financial Officer on February 21, 2006, applicable internal controls over financial reporting were reviewed and changed as necessary. Mr. Irion most recently served as the Company’s Vice President — Finance and Chief Accounting Officer. There were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal second quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 7, 2006. The following proposals were presented for stockholder consideration at the Annual Meeting:

•      The election of four directors to serve as Class I directors.

•      Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2006.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 8, 2005, to serve as directors on the Board of Directors of the Company. Following are the results for the election of directors:

Class I directors:	Shares Voted For	Shares Withheld

John S. Dalrymple III	7,340,641	455,459
James F. Link	7,116,198	679,902
John D. Rice, Jr.	7,398,264	397,836
Michael T. Tokarz	7,407,784	388,316

The newly elected Class I directors, John S. Dalrymple III, James F. Link, John D. Rice, Jr., and Michael T. Tokarz will serve three year terms ending with the annual meeting in 2009. Roger A. Kenner, Eugene J. Nicholas and Jeffrey O. Topp will continue serving as directors until the annual meeting in 2007. Allyn K. Hart, Curtis R. Trulson and Michael E. Warner will continue serving as directors until the annual meeting in 2008.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2006, as follows:

Share Voted For	7,649,644
Shares Voted Against	82,654
Shares Abstained	63,802

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-
14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-
14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	March 17, 2006
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	March 17, 2006
Accounting Officer)