Form 10-Q
period 2006-04-30
DAKOTA GROWERS PASTA CO INC
filed 2006-06-14
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2006

or

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
        Yes  ☐    No  ☒

As of June 14, 2006, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$299	$229

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,962 and $1,507, respectively	17,690	16,188

Other receivables	103	411

Inventories	24,383	28,102

Prepaid expenses	3,034	2,578

Deferred income taxes	955	955

Total current assets	46,464	48,463

PROPERTY AND EQUIPMENT
In service	122,768	111,394
Construction in progress	4,278	7,350
	127,046	118,744
Less accumulated depreciation	(55,723)	(52,286)

Net property and equipment	71,323	66,458

INVESTMENT IN COOPERATIVE BANK	1,515	2,054

GOODWILL	16,654	16,654

OTHER ASSETS	835	1,501

	$136,791	$135,130

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$3,048	$3,110
Accounts payable	3,777	4,197
Accrued liabilities	5,910	6,229
Notes payable	6,000	10,000
Current portion of long-term debt	6,271	4,771

Total current liabilities	25,006	28,307

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	29,045	25,385
DEFERRED INCOME TAXES	12,053	11,419
OTHER LIABILITIES	47	85
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 0 and 67 shares issued and outstanding as of April 30, 2006 and July 31, 2005, respectively	—	7

Total liabilities	66,151	65,203

NONCONTROLLING INTERESTS	7,941	8,795

STOCKHOLDERS' EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 issued and outstanding	132	132
Additional paid-in capital	62,848	62,807
Accumulated deficit	(394)	(1,920)

Total stockholders' equity	62,699	61,132

Total liabilities and stockholders' equity	$136,791	$135,130

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	April 30,
	2006	2005
Net revenues (net of discounts and allowances of $6,130 and $6,372, respectively)	$41,968	$39,122

Cost of goods sold	35,565	34,005

Gross profit	6,403	5,117

Marketing, general and administrative expenses	3,356	3,168

Operating income	3,047	1,949

Other income (expense)
Interest and other income (expense)	(21)	6
Gain on disposition of property, equipment and other assets	13	13
Interest expense, net	(626)	(466)

Income before noncontrolling interests and income taxes	2,413	1,502

Noncontrolling interests	24	144

Income before income taxes	2,437	1,646

Income tax expense	950	642

Net income	$1,487	$1,004

Net earnings per common share
Basic	$0.11	$0.08

Diluted	$0.11	$0.08

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,590	13,570

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended
	April 30,
	2006	2005
Net revenues (net of discounts and allowances of $19,949 and $18,389 respectively)	$128,530	$115,696

Cost of goods sold	112,521	101,684

Gross profit	16,009	14,012

Marketing, general and administrative expenses	11,469	12,944

Operating income	4,540	1,068

Other income (expense)
Interest and other income	1,041	429
Gain (loss) on disposition of property, equipment and other assets	(559)	34
Interest expense, net	(1,850)	(1,721)

Income (loss) before noncontrolling interests and income taxes	3,172	(190)

Noncontrolling interests	931	2,784

Income before income taxes	4,103	2,594

Income tax expense	1,599	1,012

Net income	2,504	1,582
Dividends on preferred stock	(451)	—

Net earnings on common stock	$2,053	$1,582

Net earnings per common share
Basic	$0.16	$0.12

Diluted	$0.16	$0.12

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,576	13,543

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended
	April 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,504	$1,582
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,366	5,865
Undistributed patronage capital from cooperatives	(29)	(46)
Loss (gain) on disposition of property, equipment and other assets	559	(34)
Net loss allocated from joint venture under equity method	—	914
Noncontrolling interests	(931)	—
Deferred income taxes	634	401
Stock-based employee compensation	41	—
Accrued promotional costs applied to marketing prepayments	—	5,142
Changes in assets and liabilities
Trade receivables	(1,502)	(1,418)
Due from related parties	—	600
Other receivables	308	258
Inventories	3,719	(4,225)
Prepaid expenses	(846)	179
Other assets	36	7
Accounts payable	(420)	2,435
Other accrued liabilities	(319)	(441)
NET CASH FROM OPERATING ACTIVITIES	9,120	11,219

INVESTING ACTIVITIES
Purchases of property and equipment	(9,673)	(6,227)
Payments for package design costs	(135)	(690)
Proceeds from cooperative bank equity retirements	568	228
Investments in joint venture	—	(2,970)
NET CASH USED FOR INVESTING ACTIVITIES	(9,240)	(9,659)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	(62)	3,241
Net change in short-term notes payable	(4,000)	1,800
Principal payments on long-term debt	(4,771)	(7,176)
Proceeds from long-term debt borrowings	9,931	—
Dividends paid on common stock	(527)	—
Dividends paid on preferred stock	(451)	—
Preferred stock retirements	(7)	(10)
Investments by noncontrolling interests	77	—
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	190	(2,145)

NET CHANGE IN CASH AND CASH EQUIVALENTS	70	(585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229	589
CASH AND CASH EQUIVALENTS, END OF PERIOD	$299	$4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$2,201	$2,215

Income taxes	$903	$(76)

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

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2005. The information contained in the balance sheet as of July 31, 2005 was derived from the Company’s audited annual report for fiscal year 2005. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

NOTE 3 — NEW ACCOUNTING STANDARDS

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

NOTE 4 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2006 include raw materials and packaging of $6,838,000 and finished goods of $17,545,000. Inventories at July 31, 2005 include raw materials and packaging of $7,262,000 and finished goods of $20,840,000.

NOTE 5 — LOAN AGREEMENTS

Effective June 1, 2006, the Company secured a $25 million revolving credit facility with CoBank that extends through May 30, 2007. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. Balances outstanding under this revolving line of credit arrangement totaled $6.0 million and $10.0 million as of April 30, 2006 and July 31, 2005, respectively. The Company had $19.0 million available for borrowings under the line of credit as of April 30, 2006.

The Company also has a term loan facility with CoBank under which the Company may borrow an aggregate principal amount of up to $19.0 million through May 1, 2006. Balances outstanding under the term loan were $19.0 million and $9.1 million as of April 30, 2006 and July 31, 2005, respectively.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2006.

NOTE 6 — EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 421,000 and 401,000 for the three months ended April 30, 2006 and 2005, respectively. Dilutive securities included in the calculation of diluted weighted average common shares totaled 407,000 and 374,000 for the nine months ended April 30, 2006 and 2005, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 7 — DNA DREAMFIELDS COMPANY, LLC

Effective May 1, 2005, the Company’s ownership in DNA Dreamfields increased to 46.7%. In conjunction with the Company’s increase in ownership in DNA Dreamfields and changes in the DNA Dreamfields operating agreement and other contractual arrangements, the Company determined that DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements. The results for the three and nine month periods ended April 30, 2006 are presented to include the results of operations of DNA Dreamfields in the consolidated income statements.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2,265,000 and $465,000 as of April 30, 2006 and July 31, 2005, respectively. These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

NOTE 8 — DIVIDENDS

On December 15, 2005, the Company’s Board of Directors authorized the payment of a 4 cents per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of 4 cents per share on its common stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005.

NOTE 9 — STOCK OPTIONS

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

NOTE 10 — CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

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

NOTE 11 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $5,797,000 as of April 30, 2006, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

Net income for the quarter ended April 30, 2006 totaled $1,487,000 compared to net income of $1,004,000 for the quarter ended April 30, 2005. Net income for the nine months ended April 30, 2006 totaled $2,504,000 versus $1,582,000 for the nine months ended April 30, 2005. Net earnings per basic common share for the quarter ended April 30, 2006 were $0.11 per share compared to $0.08 per share for the quarter ended April 30, 2005. Net earnings per basic common share, after the effect of dividends on the Company’s Series D Delivery Preferred Stock, were $0.16 per share for the nine months ended April 30, 2006 and $0.12 per share for the nine months ended April 30, 2005. The Company paid dividends of $451,000 ($0.04 per share) on its Series D Delivery Preferred Stock and $527,000 ($0.04 per share) on its common stock during the second quarter of fiscal year 2006.

The Company’s net revenues increased 7.3% for the quarter ended April 30, 2006 and 11.1% for the nine months ended April 30, 2006 when compared to the same periods of the prior year. The revenue increases were primarily due to higher pasta sales volumes. Benefits derived from increased sales and lower durum costs were partially offset by continued high transportation costs. Freight cost increases during fiscal year 2006 have been driven by a combination of higher diesel fuel prices and reduced rail and truck availability. The effectiveness of the Company’s rail programs was diminished in the second and third quarters of fiscal 2006 as lower finished goods inventory levels limited the Company’s ability to utilize rail programs to forward warehouses. The Company does not expect significant improvements in freight costs for the remainder of fiscal year 2006. Sales price increases which became effective starting in the second quarter of fiscal year 2006 have partially mitigated the impact of these higher costs.

During fiscal year 2006, the Company undertook a $15 million capital project at its New Hope, Minnesota facility to better balance its pasta production capabilities and improve operating costs. A main component of this project was the installation of a new, state-of-the-art short goods production line. The new short goods line, which became operational during the Company’s second quarter of fiscal 2006, increased the New Hope plant’s capacity by 35% to approximately 230 million pounds annually. However, higher conversion costs per unit at the New Hope facility during the installation and start-up of the new production line negatively impacted the Company’s results for fiscal year 2006. The Company also recorded a $598,000 loss on disposal during the nine months ended April 30, 2006 related to the retirement of certain equipment in conjunction with the capital project at the New Hope facility.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of April 30, 2006 will be realized through the generation of future taxable income and tax planning strategies.

Basis of Presentation

Effective May 1, 2005, the Company began to include DNA Dreamfields Company, LLC (“DNA Dreamfields”) in its consolidated financial statements. The results for the three and nine months ended April 30, 2006 and 2005 are presented to include the results of operations of DNA Dreamfields in the consolidated income statement. See Note 7 of the consolidated financial statements for additional information.

Results of Operations

Comparison of the Three Months Ended April 30, 2006 and 2005

Net Revenues. Net revenues totaled $42.0 million for the three months ended April 30, 2006, an increase of 7.3%, compared to $39.1 million for the three months ended April 30, 2005. Overall, pasta sales volumes increased 5.8% while pasta per unit selling prices increased 1.3%. Retail revenues decreased $0.1 million, or 0.4%, due to a 2.9% decrease in volume offset by a 2.6% increase in average selling prices. Foodservice revenues increased $0.7 million, or 6.0%, due to a 4.2% increase in average selling prices and a 1.7% increase in sales volumes. Ingredient revenues increased $2.0 million, or 37.0%, due to a 31.1% volume gain and a 4.5% increase in average selling prices.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Mill revenues totaled $3.0 million for the three months ended April 30, 2006, an increase of $0.2 million when compared to the same period of the prior year.

Cost of Goods Sold. Cost of goods sold increased $1.6 million, or 4.6%, to $35.6 million for the three months ended April 30, 2006, compared to $34.0 million for the three months ended April 30, 2005, primarily due to higher sales volumes. Gross profit as a percentage of net revenues increased to 15.3% for the three months ended April 30, 2006 from 13.1% for the three months ended April 30, 2005, largely due to benefits derived from lower durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 6.0% to $3.4 million for the three months ended April 30, 2006, compared to $3.2 million for the three months ended April 30, 2005. The increase was partially attributable to a severance agreement with Thomas P. Friezen, who resigned as the Company’s Chief Financial Officer in February 2006. MG&A expenses as a percentage of net revenues decreased to 8.0% for the three months ended April 30, 2006, from 8.1% for the comparable quarter of the prior year.

Interest Expense. Interest expense for the three months ended April 30, 2006 totaled $0.6 million, up $0.1 million from $0.5 million for the corresponding period of the prior year.

Noncontrolling Interests. Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields. The loss allocated to those other members totaled $24,000 and $144,000 for the three month periods ended April 30, 2006 and 2005, respectively.

Income Taxes. Income tax expense for the three month periods ended April 30, 2006 and 2005 totaled $1.0 million and $0.6 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the three months ended April 30, 2006 totaled $1.5 million compared to net income of $1.0 million for the three months ended April 30, 2005.

Comparison of the Nine Months Ended April 30, 2006 and 2005

Net Revenues. Net revenues totaled $128.5 million for the nine months ended April 30, 2006, an increase of $12.8 million, or 11.1%, compared to $115.7 million for the nine months ended April 30, 2005. Total pasta sales volumes increased 9.1% with sales in each of the retail, foodservice and ingredient markets realizing volume gains. Ingredient sales volumes had the highest percentage increase at 27.8%, while foodservice sales volumes increased 5.7%, and retail sales volumes increased 3.7%. Overall, pasta per unit selling prices increased 2.3% with retail selling prices up 4.4%, foodservice selling prices up 2.0% and ingredient selling prices up 4.9%.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Mill revenues totaled $8.4 million and $8.1 million for the nine month periods ended April 30, 2006 and 2005, respectively.

Cost of Goods Sold. Cost of goods sold increased $10.8 million, or 10.7%, to $112.5 million for the nine months ended April 30, 2006, compared to $101.7 million for the nine months ended April 30, 2005. The increase was primarily due to higher sales volumes. Gross profit as a percentage of net revenues increased to 12.5% for the nine months ended April 30, 2006, compared to 12.1% for the nine months ended April 30, 2005.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $1.5 million, or 13.0%, to $11.5 million for the nine months ended April 30, 2006, compared to $13.0 million for the nine months ended April 30, 2005. The decrease was primarily due to lower consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 8.9% for the nine months ended April 30, 2006, from 11.2% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $1.0 million for the nine months ended April 30, 2006 compared to $0.4 million for the nine months ended April 30, 2005. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1.1 million and $0.4 million in December 2005 and 2004, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Gain (Loss) on Disposition of Property, Equipment and Other Assets. The Company incurred a Loss on Disposition of $0.6 million during the nine months ended April 30, 2006. Virtually all of this loss was related to the retirement of certain equipment in conjunction with the capital project at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the nine months ended April 30, 2006 and 2005 totaled $1.9 million and $1.7 million, respectively.

Noncontrolling Interests. Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields. The loss allocated to those other members totaled $0.9 million and $2.8 million for the nine months ended April 30, 2006 and 2005, respectively. The $1.9 million decrease was due to a reduction in the net loss reported by DNA Dreamfields for the nine months ended April 30, 2006, when compared to the comparable period of the prior year, partially offset by the Company’s increased ownership interest in DNA Dreamfields.

Income Taxes. Income tax expense for the nine months ended April 30, 2006 totaled $1.6 million compared to $1.0 million for the nine months ended April 30, 2005, and reflects an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the nine months ended April 30, 2006 totaled $2.5 million, compared to $1.6 million for the nine months ended April 30, 2005. Net earnings available to common shareholders for the nine months ended April 30, 2006 totaled $2.1 million after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of April 30, 2006 totaled $21.5 million compared to $20.2 million as of July 31, 2005.

Effective June 1, 2006, the Company secured a $25 million revolving credit facility with CoBank that extends through May 30, 2007. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. Balances outstanding under this revolving line of credit arrangement totaled $6.0 million and $10.0 million as of April 30, 2006 and July 31, 2005, respectively. The Company had $19.0 million available for borrowings under the line of credit as of April 30, 2006.

The Company also had a term loan facility with CoBank under which the Company could borrow an aggregate principal amount of up to $19.0 million through May 1, 2006. The balance outstanding under the term loan was $19.0 million as of April 30, 2006 and no further borrowings are available under the term loan facility.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2006 and the date of this filing.

Net cash from operating activities totaled $9.1 million and $11.2 million for the nine months ended April 30, 2006 and 2005, respectively. Significant items contributing to this decrease were changes in inventories, accounts payable and net income as adjusted for non-cash items. Inventories decreased $3.7 million for the nine months ended April 30, 2006. The decrease in inventories for the nine months ended April 30, 2006 related to the Company’s utilization of inventories built-up over the latter portion of fiscal year 2005 to compensate for reduced pasta production volumes resulting from the production upgrade project at the New Hope manufacturing facility.

Net cash used for investing activities totaled $9.2 million and $9.7 million for the nine months ended April 30, 2006 and 2005, respectively. A majority of the net cash used for investing activities for the nine months ended April 30, 2006 related to capital expenditures for the New Hope upgrade project. As of April 30, 2006, the Company had expended a majority of the estimated $15 million total New Hope project costs. Due to current sales demand and related production capabilities, the Company has delayed the installation of certain pasta production equipment totaling approximately $4.0 million associated with the New Hope project.

Net cash from financing activities totaled $0.2 million for the nine months ended April 30, 2006, compared to net  cash used for financing activities of $2.1 million for the nine months ended April 30, 2005, respectively. The $0.2 million of net cash from financing activities for the nine months ended April 30, 2006 included $9.9 million in borrowings under the CoBank secured term loan facility to finance the New Hope production upgrade project. The Company also paid dividends of $0.5 million ($0.04 per share) on its Series D Delivery Preferred Stock and $0.5 million ($0.04 per share) on its common stock during the second quarter of fiscal year 2006.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005, under which the Company will loan up to $5.0 million to DNA Dreamfields on a revolving basis through May 31, 2010. The balances outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2.3 million and $0.5 million as of April 30, 2006 and July 31, 2005, respectively. These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

The following table summarizes the Company’s contractual obligations as of April 30, 2006 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	35,316	$6,271	$23,145	$5,900	$—
Durum purchase obligations	5,797	5,797	—	—	—
Warehouse obligations	3,906	1,925	1,981	—	—
Operating leases	1,747	1,205	522	20	—

	$46,766	$15,198	$25,648	$5,920	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. At April 30, 2006, the Company had outstanding commitments for grain purchases totaling $5.8 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Management believes that net cash currently available and to be provided by operating activities, along with amounts available under the Company’s line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

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

Changes in Internal Controls over Financial Reporting

In conjunction with the resignation of Thomas P. Friezen as the Company’s Chief Financial Officer and the appointment of Edward O. Irion to the position of Chief Financial Officer on February 21, 2006, applicable internal controls over financial reporting were reviewed and changed as necessary. Mr. Irion most recently served as the Company’s Vice President — Finance and Chief Accounting Officer. There were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal third quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	June 14, 2006
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	June 14, 2006
Accounting Officer)