Form 10-K
period 2006-07-31
DAKOTA GROWERS PASTA CO INC
filed 2006-10-30
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-50111

DAKOTA GROWERS PASTA COMPANY, INC.

(Exact name of registrant as specified in its charter)

North Dakota	45-0423511
(State of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐               Accelerated Filer   ☐           Non-Accelerated Filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 30, 2006, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

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

The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta production facility in Carrington, North Dakota. Primo Piatto, Inc. (“Primo Piatto”), a wholly-owned subsidiary of the Company being operated as the Minnesota Division of the Company, currently operates a pasta production plant in New Hope, Minnesota. The Company currently has annual capacity to grind in excess of 12 million bushels of grain and to produce approximately 500 million pounds of pasta.

Pasta Industry and Markets

The Company estimates North American annual dry pasta demand to be roughly 4.0 billion pounds, including pasta used in dinners, side dishes and meal solutions. Based on the Company’s analysis of the marketplace and trade and industry information, the Company believes dry pasta consumption has increased slightly over the last two years after declining in the previous two years. While there seems to be a relatively stable level of consumers continuing to follow reduced carbohydrate lifestyles, the negative pasta consumption trend associated with low carbohydrate dieting appears to have subsided. The Company is anticipating growth in domestic dry pasta consumption between 1% and 2% in the upcoming year. In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

The Pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of ingredient and foodservice sales.

Retail Market

The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. Barilla, New World Pasta Company and American Italian Pasta Company account for over 70% of the branded retail market. The Company focuses almost all of its Retail marketing efforts on private label sales. The market leaders in private label sales are American Italian Pasta Company and Dakota Growers, together representing nearly 80% of private label sales. A small portion of the Retail market consists of sales to federal and state government entities. The Company estimates that the Retail market declined almost 9% from 2002 to 2004 before rebounding slightly over 1% in 2005 and 2006, with the traditional grocery channels declining at a rate slightly higher due to losses to alternative channels.

In 2004, DNA Dreamfields Company, LLC (“DNA Dreamfields”), of which the Company currently has a 47% economic ownership, launched a low digestible carbohydrate pasta under the DreamfieldsTM brand name. Effectively launched in the spring of 2004, DreamfieldsTM pasta has maintained a 1.1% dollar share of the traditional grocery channel pasta market during the last two years based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category. DreamfieldsTM pasta also has a 65% lower glycemic index than regular pasta. The Company increased its economic ownership in DNA Dreamfields from 24% to 47% in fiscal year 2005.

In 2005, a new trend toward high fiber products developed, displacing some of the low carbohydrate consumption. While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products continues to grow. DreamfieldsTM pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits. Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

Institutional Market

Ingredient sales consist of pasta used by food processors as an ingredient or component in a further-processed or combination food product. Such food products include dry pasta dinners, including macaroni and cheese, frozen entrees, refrigerated salads, canned entrees, baby food, and canned and dry soups. The size of the Ingredient market is influenced by the number of food processors that choose to produce pasta internally rather than outsource. The Company estimates that the Ingredient market had experienced consumption losses similar to the Retail market over the last several years, and experienced similar growth in 2005 and 2006.

Foodservice sales are to commercial and non-commercial eating establishments such as restaurants, business and industry cafeterias, managed services, hotels and motels, retail vending, recreation, mobile and other away-from-home eating outlets. Marketing dry pasta to this market generally consists of selling to a network of competitive distribution organizations and buying groups, and selling dry pasta to individual restaurant chains and other operator organizations. A small portion of the Foodservice market consists of sales to federal and state government entities. The trend toward a reduced carbohydrate lifestyle did not have a significant impact on the Foodservice market, which the Company believes is stable or experiencing slight growth.

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing. Co-pack sales comprised approximately 3%, 1% and 3% of the Company’s net revenues for the years ended July 31, 2006, 2005 and 2004, respectively.

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

The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency and production capacity reasons, and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprised approximately 2%, 2% and 1% of net sales for the years ended July 31, 2006, 2005 and 2004, respectively.

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

The Company’s Carrington, North Dakota facilities are certified by the Organic Crop Improvement Association, which allows the Company to offer 100% organic pasta and semolina. The Company’s facilities allow for the isolation of the durum, semolina and pasta to enable this certification.

The Company’s products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program, which requires strict monitoring in all aspects of the manufacturing process, to ensure food quality and safety. We believe that meeting HACCP standards strengthens customer confidence in the quality of our products. The Company undergoes food safety and product quality audits at various times throughout the year and has consistently received high scores.

In addition to its pasta products, the Company markets semolina, durum wheat flour and other flour blends to other food product manufacturers as market conditions allow. Lower grade second clear flours and millfeed by-products of the durum milling process are sold primarily for animal feed. Non-pasta sales represented approximately 7%, 7% and 10% of the Company’s net revenues for the years ended July 31, 2006, 2005 and 2004, respectively.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of third party brokers retained by the Company. These brokers receive commissions based upon sales of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products. One customer, U.S. Foodservice, accounted for approximately 12%, 13% and 15% of net revenues for the years ended July 31, 2006, 2005 and 2004, respectively. The Company’s top 10 customers accounted for 50% of revenues in fiscal year 2006, 52% of revenues in fiscal year 2005 and 51% of revenues in fiscal year 2004. Pasta revenues consisted of 51% Retail and 49% Institutional for fiscal year 2006, 53% Retail and 47% Institutional for fiscal year 2005, and 59% Retail and 41% Institutional for fiscal year 2004.

The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time, or under pricing commitments agreed to with terms of one year or less. Pasta products imported from Italy under the Company’s agreement with Gruppo Euricom are primarily sold in the private label retail and foodservice markets.

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

Because the privilege of a holder of Series D Delivery Preferred Stock to deliver durum wheat to the Company only arises if the Company actually requires durum, the privilege is not absolute. Any and all durum wheat delivered by a holder of Series D Delivery Preferred Stock to the Company must conform to quality specifications established by the Company.

The Company purchases durum wheat primarily on the open market. Durum wheat purchases from holders of the Company’s Series D Delivery Preferred Stock have been negligible.

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

The Company markets its products in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co.® label to date has slight penetration in local area markets in the Dakotas and Minnesota and its Pasta Sanita® label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States. DreamfieldsTM pasta has maintained a 1.1% dollar share of the traditional grocery channel pasta market during the last year based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.

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

In the Foodservice market, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s main competitors in the Foodservice market are American Italian Pasta Company, A. Zerega’s Sons, Inc., and Barilla, as well as foreign competitors that sell product in the United States. The Company’s Dakota Growers Pasta Co.®, Pasta Sanita® and Pasta Growers® foodservice brands are sold throughout the United States to independent distributors and national chain accounts. In September 2004, the Company signed an exclusive distribution agreement with New World Pasta under which the Company is licensed to use the Ronzoni, Prince, San Giorgio and Mrs. Weiss brands in the Foodservice market, effectively taking over all of New World Pasta’s foodservice operations.

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

The competitive environment in the pasta industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry experienced restructuring over the past few years which reduced the excess pasta production capacity to what the Company believes is roughly 15% - 20%. Barilla has announced construction of a plant in Avon, NY that is expected to be operational in mid-2007.

Competition in the Semolina and Durum Wheat Flour Market

Given the commodity nature of the market for semolina and durum flour, sales volume is largely dependent on delivered price when adequate supply conditions exist. Italgrani USA, Inc., Horizon Milling, LLC and Miller Milling collectively are believed to represent approximately 40% of total domestic durum milling capacity, while the Company’s current milling operation represents about 15%. Most of the durum milling capacity in the United States is either part of an integrated pasta production facility or in an alliance with pasta manufacturers. The Company believes that the integration of its milling and pasta production facilities enables it to compete more effectively with those competitors who also have integrated facilities.

Government Regulation

Trade Policies

Governmental policies and regulations, including those impacting the amount of durum wheat imported from Canada, may affect the operations of the Company and the volume of pasta imports. United States government farm policies also affect durum plantings and thus can have a significant impact on the market price of durum.

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. U.S. Customs and Border Protection (Customs) distributes antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “ Offset Act”). The Company received net payments of $1.1 million, $0.4 million and $0.6 million in fiscal years 2006, 2005 and 2004, respectively, under the Offset Act. Although these duties may enable the Company to compete more favorably against Italian and Turkish producers in the U.S. pasta market, there is no assurance as to the length of time these duties will be maintained, or that foreign producers will not sell competing products in the United States at prices lower than those of the Company.

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

As a result of the creation of DNA Dreamfields Company, LLC and the introduction of the DreamfieldsTM pasta products, the Company is investing and participating in product and manufacturing technique research beyond the scope of traditional dry pasta.

The Company, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

Employees

As of October 5, 2006, the Company had 416 employees, 132 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2007 and September 30, 2008. The Company considers its employee relations to be very good.

Available Information

SEC Filings

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

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov.

Corporate Governance

The Company’s Code of Conduct, which is applicable to all of our employees, and the Charters of the Committees of our Board of Directors are available under the “Investors” portion of the Company’s website at www.dakotagrowers.com. Any of these items or any of the Company’s filings with the Securities and Exchange Commission will be provided, without charge, upon written request to:

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 1A.   RISK FACTORS

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

Competitive Environment

Both the U.S. pasta industry and global pasta industry are extremely competitive. The Company competes in all dry pasta markets – retail store brand, foodservice and ingredient, with larger, national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. Developments over the last few years have reduced the level of excess capacity in the domestic pasta industry, although future fluctuations in capacity availability are sure to occur. Some competitors may have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment, especially in the retail private label and ingredient markets, has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

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

Pasta, Semolina, Mill By-Product Prices; Durum Wheat and Other Input Costs

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

Increases in other input costs, such as packaging materials, ingredients and fuel costs, could adversely affect us. The costs of packaging materials, ingredients and fuel have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Fuel costs, which represent the most significant factor affecting our transportation costs, were at very high levels during fiscal year 2006.

Changes in sales prices of our products often lag behind changes in input costs. Competitive pressures may also limit our ability to quickly increase prices in response to higher input costs. If the Company is unable to increase sales prices to offset increases in raw materials, packaging and fuel costs, operating margins and profits could be materially adversely affected.

Product Concentration

The Company competes almost exclusively in the dry pasta industry and related flours and by-product markets. Any decline in pricing or demand for dry pasta could have a material adverse effect on the Company’s financial condition and results of operations.

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

ITEM 2.      PROPERTIES AND PROCESSING FACILITIES

Dakota Growers owns and operates a milling facility in North Dakota, and pasta plants in North Dakota and Minnesota. The Company owns the warehouse facilities at the pasta plants. These facilities are supplemented by public warehouses in California, Kansas, Minnesota, New York, North Carolina, North Dakota, Oregon, Ohio and Washington where inventory is maintained and redistributed for the needs of specific customers.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II.

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 16, 2006 there were 1,312 holders of the Company’s Common Stock.

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

On December 15, 2005, the Company’s Board of Directors authorized the payment of $0.04 per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of $0.04 per share on its common stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005. The Company did not declare or pay any dividends in fiscal year 2005.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 2002 through 2006 has been derived from the audited consolidated financial statements of the Company (and the Cooperative for the period presented prior to the Cooperative's conversion to a corporation). The conversion of Dakota Growers Pasta Company from a cooperative to a corporation, completed effective July 1, 2002, was accounted for as an exchange between related parties; therefore, no gain or loss was recognized at the time of conversion and the book value of the assets and liabilities of the Cooperative carried over to the Company. The comparability of results after the conversion versus those in prior periods is affected by the income tax status change associated with the conversion.

Effective May 1, 2005, the Company began to include DNA Dreamfields Company, LLC in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2005 and 2006. See Note 2 of the consolidated financial statements for additional information.

The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2006	2005	2004	2003	2002
INCOME STATEMENT DATA
Net revenues	$171,509	$155,619	$144,679	$136,806	$152,465
Cost of goods sold	148,904	136,179	132,245	125,160	130,502
Gross profit	22,605	19,440	12,434	11,646	21,963
Marketing, general and administrative expenses	14,190	16,507	8,345	9,816	9,382
Loss on asset impairment	—	—	704	—	—
Operating income	8,415	2,933	3,385	1,830	12,581
Other expense - net	(2,143)	(1,817)	(2,835)	(2,364)	(3,365)
Noncontrolling interests	894	3,003	—	—	—
Income (loss) before income taxes	7,166	4,119	550	(534)	9,216
Charge to record deferred taxes upon conversion from a cooperative to a corporation (1)	—	—	—	—	6,105
Income tax expense (benefit)	2,793	1,606	214	(105)	1,277
Net income (loss)	4,373	2,513	336	(429)	1,834
Dividends on preferred stock	451	—	—	3	10

Net earnings (loss) on common stock	$3,922	$2,513	$336	$(432)	$1,824

Net earnings (loss) per common share - Basic	$0.30	$0.19	$0.03	$(0.03)	$0.16

Weighted average common shares outstanding - Basic	13,169	13,169	12,265	12,355	11,382

Cash dividends declared per common share	$0.04	$—	$—	$—	$—

	As of July 31
	2006		2005		2004		2003		2002
BALANCE SHEET DATA
Cash	$343		$229		$589		$5		$2,866
Working capital	23,273		20,156		16,586		13,429		23,013
Total assets	134,249		135,130		119,415		122,390		125,541
Long-term debt (excluding current maturities)	28,545		25,385		21,087		28,263		38,274
Redeemable preferred stock	—		7		20		33		54
Stockholders’ equity	64,592		61,132		58,619		53,818		56,090

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.44	x	.42	x	.36	x	.53	x	.68	x

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

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota and generates a majority of its revenues from manufacturing pasta for the retail store brand and institutional markets, although we serve and continually look for opportunities in the entire dry pasta industry. Our identity preservation program provides our customers food safety, traceability and quality from the field to the plate. The Company also has a certified organic program and markets organic pasta through its Dakota Growers Pasta Co.® retail label, as well as into the private label retail, foodservice, and ingredient markets. The Company competes through low cost production, high product quality, flexibility and customer service.

Net income for the year ended July 31, 2006 totaled $4.4 million compared to net income of $2.5 million for the year ended July 31, 2005. Net earnings per basic common share, after the effect of dividends paid on the Company’s Series D Delivery Preferred Stock, were $0.30 per share for the year ended July 31, 2006 compared to $0.19 for the year ended July 31, 2005. The company paid dividends of $451,000 ($0.04 per share) on its Series D Delivery Preferred Stock and $527,000 ($0.04 per share) on its common stock during the second quarter of fiscal year 2006.

The Company’s net revenues increased 10.2% for the year ended July 31, 2006 when compared to the year ended July 31, 2005. The revenue increase was primarily due to higher pasta sales volumes. Benefits derived from increased sales and lower durum costs were partially offset by continued high transportation costs. Freight cost increases during fiscal year 2006 were driven by a combination of higher diesel fuel prices and reduced rail and truck availability. However, diesel fuel prices have declined in the first quarter of fiscal year 2007 when compared to the fiscal year 2006 levels. The effectiveness of the Company’s rail programs was diminished in fiscal year 2006 as lower finished goods inventory levels limited the Company’s ability to utilize rail programs to forward warehouses.

During fiscal year 2006, the Company undertook a $15 million capital project at its New Hope, Minnesota facility to better balance its pasta production capabilities and improve operating costs. A main component of this project was the installation of a new, state-of-the-art short goods production line. The new short goods line, which became operational during the Company’s second quarter of fiscal 2006, increased the New Hope plant’s capacity by 35% to approximately 230 million pounds annually. However, higher conversion costs per unit at the New Hope facility during the installation and start-up of the new production line negatively impacted the Company’s results for fiscal year 2006. The Company also recorded a $598,000 loss on disposal during the year ended July 31, 2006 related to the retirement of certain equipment in conjunction with the capital project at the New Hope facility.

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

The Company believes that the DreamfieldsTM line of products is well suited for consumers seeking healthy eating alternatives. DreamfieldsTM pasta has a 65% lower glycemic index than regular pasta as well as 5 grams of digestible carbs and 5 grams of fiber per serving. The DreamfieldsTM pasta products carry a higher selling price and higher profit margins than traditional pasta. Initial shipments of DreamfieldsTM pasta to customer distribution centers began in February 2004.

In 2005, a new trend toward high fiber products developed, displacing some of the low carbohydrate consumption. While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products continues to grow. DreamfieldsTM pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits. Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

The cost of production of dry pasta is significantly impacted by changes in durum wheat prices, which have varied widely in recent years. The Company attempts to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as producer strategies, the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations. Durum prices have significantly escalated in the first quarter of fiscal year 2007 compared to fiscal year 2006. The Company has generally been successful in obtaining price increases to offset the higher cost of durum. However, the effective dates of the price increases generally lag the increase in durum costs which may have a negative impact on the Company’s first and second quarters of fiscal year 2007.

Freight costs represent approximately 15% of cost of goods sold. Beginning in calendar year 2004, new regulations in the trucking industry and significant increases in fuel costs, which accelerated in 2005 and 2006, have dramatically impacted the Company’s costs. Additionally, packaging material costs, which traditionally represent 15% of cost of goods sold, continue to increase.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of July 31, 2006 will be realized through the generation of future taxable income and tax planning strategies.

Basis of Presentation

Effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2006 and 2005. See Note 2 of the consolidated financial statements for additional information.

Results of Operations

Comparison of Fiscal Years ended July 31, 2006 and 2005

Net Revenues. Net revenues increased $15.9 million, or 10.2%, to $171.5 million for the year ended July 31, 2006, from $155.6 million for the year ended July 31, 2005. The increase resulted from higher pasta sales volumes, particularly in the ingredient market.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $5.0 million, or 6.6%, for the year ended July 31, 2006 due to a 3.7% increase in average selling prices and a 2.8% increase in volume. Foodservice revenues increased $3.1 million, or 6.5%, for the year ended July 31, 2006 due to a 2.5% increase in average selling prices and a 4.0% increase in volume. Ingredient revenues increased $6.6 million, or 30.7%, due to increased sales volumes to new and existing customers.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales for the year ended July 31, 2006 totaled $11.7 million, an increase of $1.2 million from the prior year. The increase was primarily due to higher semolina sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $148.9 million for the year ended July 31, 2006, an increase of 9.3% compared to the $136.2 million reported for the year ended July 31, 2005. The increase was mainly due to higher sales volumes relative to the prior year. Gross profit as a percentage of net revenues increased to 13.2% in fiscal year 2006 compared to 12.5% in fiscal year 2005, largely due to benefits derived from lower durum costs, which were partially offset by the negative impacts of higher freight costs.

Marketing, General and Administrative (“MG&A”) Expenses. MG&A expenses decreased $2.3 million, or 14.0%, to $14.2 million for the year ended July 31, 2006, from $16.5 million for the year ended July 31, 2005. The decrease is primarily due to the reduction in consumer advertising for DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased from 10.6% to 8.3%.

Interest Expense. Interest expense for the year ended July 31, 2006, totaled $2.6 million, up $0.3 million from $2.3 million for the year ended July 31, 2005. The increase was mainly due to higher interest rates. Cash and equity patronage refunds received from CoBank totaling $144,000 and $114,000 have been netted against interest expense for the years ended July 31, 2006 and 2005, respectively.

Gain (Loss) on Disposition of Property, Equipment and Other Assets. The Company incurred a Loss on Disposition of $0.5 million during fiscal year 2006. Virtually all of this loss was related to the retirement of certain equipment in conjunction with the capital project at the New Hope, Minnesota facility.

Other Income, net. Other income totaled $1.0 million for the year ended July 31, 2006 and $0.4 million for the year ended July 31, 2005. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received net payments in the amount of $1.1 million and $0.4 million in fiscal years 2006 and 2005, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Noncontrolling Interests. Noncontrolling interests reflects the portion of the DNA Dreamfields net loss allocable to the other members of DNA Dreamfields. The loss allocated to those other members totaled $0.9 million and $3.0 million for the years ended July 31, 2006 and 2005, respectively. The $2.1 million decrease was due to a reduction in the net loss reported by DNA Dreamfields for the year ended July 31, 2006, when compared to the prior year, partially offset by the Company’s increased ownership interest in DNA Dreamfields.

Income Taxes. Income tax expense for the years ended July 31, 2006 and 2005 totaled $2.8 million and $1.6 million, respectively, reflecting an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the year ended July 31, 2006 totaled $4.4 million, an increase of $1.9 million compared to net income of $2.5 million for the year ended July 31, 2005. Net earnings available to common shareholders for the year ended July 31, 2006 totaled $3.9 million after reducing net income for dividends declared on preferred stock.

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

Net Loss Allocated from Joint Venture. The Company did not report a net loss allocation from joint venture for the year ended July 31, 2005 as the Company included DNA Dreamfields in the consolidated financial statements for fiscal year 2005 (See also Note 2 – DNA Dreamfields Company, LLC of the consolidated financial statements). The net loss allocated from joint venture totaled $0.6 million for the year ended July 31, 2004, and represents the Company’s allocable share of net losses from DNA Dreamfields Company, LLC based upon its 24% ownership interest during that period.

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

Other Income, net. Other income totaled $0.4 million and $0.5 million for the years ended July 31, 2005 and 2004, respectively. The Company received net payments in the amount of $0.4 million and $0.6 million in fiscal years 2005 and 2004, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Noncontrolling Interests. Noncontrolling interests reflect the portion of the DNA Dreamfields net loss allocable to the other members of DNA Dreamfields for the year ended July 31, 2005.

Income Taxes. Income tax expense for the years ended July 31, 2005 and 2004 totaled $1.6 million and $0.2 million, respectively, reflecting an effective corporate income tax rate of approximately 39%.

Net Income. Net income for the year ended July 31, 2005 totaled $2.5 million, an increase of $2.2 million compared to net income of $0.3 million for the year ended July 31, 2004.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Net working capital as of July 31, 2006 was $23.3 million compared to $20.2 million as of July 31, 2005.

Effective June 1, 2006, the Company secured a $25 million revolving credit facility with CoBank that extends through May 30, 2007. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The Company had $25 million available for borrowings under the line of credit as of July 31, 2006.

The Company also has a $19.0 million term loan facility with CoBank. The balance outstanding under the term loan was $19.0 million as of July 31, 2006 and no further borrowings are available under the term loan facility.

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

The Company was in compliance with all debt covenants as of July 31, 2006 and the date of this filing.

Net cash from operations totaled $19.1 million and $12.7 million for the years ended July 31, 2006 and 2005, respectively. The $6.4 million net increase from fiscal year 2005 to 2006 was attributable to a $1.9 million increase in net income, a decrease in receivables and inventories, and an increase in accounts payable. The decrease in inventories from the year ended July 31, 2005 to the year ended July 31, 2006 related to the Company’s utilization of inventories built-up over the latter portion of fiscal year 2005 to compensate for the reduced pasta production volumes resulting from the production upgrade project at the New Hope manufacturing facility. The $2.1 million net increase from fiscal year 2004 to 2005 was attributable to a $2.2 million increase in net income and $5.4 million of accrued promotional costs applied to marketing prepayments related to U.S. Foodservice, offset partially by an increase in inventories. In March 2005, the Company entered into an agreement with U.S. Foodservice which finalized the economic terms and conditions governing the purchase of dry pasta products by U.S. Foodservice from the Company. The agreement included provisions to apply accrued promotional amounts to marketing prepayments which reduced the time to recover the unamortized portion of these marketing prepayments made to U.S. Foodservice. The agreement also eliminated the Company’s right to be the exclusive supplier of dry pasta products to U.S. Foodservice and does not provide for minimum purchase commitments by U.S. Foodservice. The increase in inventories from July 31, 2004 to July 31, 2005 primarily related to inventory build-up in conjunction with the production upgrade project at the New Hope, Minnesota manufacturing facility.

Net cash used for investing activities totaled $10.8 million, $16.0 million, and $4.8 million for the years ended July 31, 2006, 2005 and 2004, respectively. A majority of the net cash used for investing activities for the year ended July 31, 2006 related to capital expenditures for the New Hope upgrade project. The $11.2 million increase in net cash used for investing activities for fiscal year 2005 when compared to fiscal year 2004 related to increased fixed asset expenditures in conjunction with the New Hope production upgrade project and increased investments in DNA Dreamfields. The Company made aggregate investments in DNA Dreamfields Company, LLC totaling $7.0 million and $2.5 million during fiscal years 2005 and 2004, respectively.

Net cash used for financing activities totaled $8.2 million and $5.3 million for the years ended July 31, 2006 and 2004. Net cash from financing activities totaled $2.9 million for the year ended July 31, 2005. The $8.2 million of net cash used for financing activies for the year ended July 31, 2006 related primarily to principal payments on short-term and long-term debt. The $2.9 million of net cash from financing activities for the year ended July 31, 2005 included $9.1 million in borrowings under the CoBank secured term loan facility to finance the New Hope production upgrade project and investments in DNA Dreamfields and $7.2 million for scheduled debt principal payments. The $5.3 million of net cash used for financing activities for the year ended July 31, 2004 related primarily to principal payments on long-term debt offset by net proceeds of $4.5 million received upon the issuance of common stock to MVC Capital, Inc.

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

The Company also entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005.  Under that Agreement, the Company has agreed to loan up to $5.0 million to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time.  Interest on amounts outstanding under the Line of Credit Loan Agreement will accrue from the date of any advance at a variable rate ranging from a high of the then-current LIBOR thirty day rate plus 8.0% per annum to a low of the then-current LIBOR thirty day rate plus 5.0% per annum based on the adjusted income of DNA Dreamfields.  Interest is payable on a monthly basis. Principal payments due to the Company on a monthly basis will equal DNA Dreamfields monthly net income (as determined in accordance with generally accepted accounting principles) reduced by any cash or other reserves established by DNA upon the decision of the Company as the managing member of DNA Dreamfields.  The Line of Credit Loan Agreement matures on May 31, 2010.  DNA Dreamfields is also required to comply with certain financial covenants under the Line of Credit Loan Agreement. To secure DNA Dreamfield’s obligations under the 2005 Line of Credit Loan Agreement, the member/owners of DNA Dreamfields other than the Company have pledged their Membership Units in DNA Dreamfields to the Company pursuant to a “LLC Unit Pledge Agreement”.

The following table summarizes the Company’s contractual obligations as of July 31, 2006 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$35,316	$6,771	$23,745	$4,800	$—
Durum purchase obligations	15,873	15,873	—	—	—
Warehouse obligations	3,425	1,888	1,537	—	—
Operating leases	1,423	954	455	14	—

	$56,037	$25,486	$25,737	$4,814	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2006, the Company had outstanding commitments for grain purchases totaling $15.9 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Management believes that net cash to be provided by operating activities, along with amounts available under its line of credit will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Recently Issued Accounting Standards

The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” in November 2004. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) so as to require such costs to be treated as current period charges. Further, this Statement requires that the allocation of fixed overhead costs to the inventoriable production costs be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 in the quarter ended October 31, 2005. The adoption of this Statement did not have a material impact on its financial statements. However, future changes in the Company’s production or logistics could have a material impact on the Company’s financial statements as a result of SFAS No. 151.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will be required to adopt FIN No. 48 for its fiscal year beginning August 1, 2007. The Company does not expect this Statement to have a material impact on its financial statements upon adoption. However, future changes in the Company’s income tax situation may have a material impact on the Company’s financial statements as a result of this Statement.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

DAKOTA GROWERS PASTA COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. and Subsidiary as of July 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended July 31, 2006, 2005, and 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. and Subsidiary as of July 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended July 31, 2006, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

October 24, 2006

PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com

5601 Green Valley Dr., Ste. 700 • Minneapolis, Minnesota 55437-1145 • Phone 952.944.6166 • Fax 952.944.8496 • EOE

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2006 AND 2005

(In Thousands, Except Share Information)

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$343	$229

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,080 and $1,507, respectively	14,441	16,188

Other receivables	91	411

Inventories	26,118	28,102

Prepaid expenses	2,007	2,578

Deferred income taxes	955	955

Total current assets	43,955	48,463

PROPERTY AND EQUIPMENT
In service	124,035	111,394
Construction in progress	4,093	7,350
	128,128	118,744
Less accumulated depreciation	(57,198)	(52,286)

Net property and equipment	70,930	66,458

INVESTMENT IN COOPERATIVE BANK	1,515	2,054

GOODWILL	16,654	16,654

OTHER ASSETS	1,195	1,501

	$134,249	$135,130

	2006	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$—	$10,000
Current portion of long-term debt	6,771	4,771
Accounts payable	7,250	4,197
Excess outstanding checks over cash on deposit	704	3,110
Accrued liabilities	5,957	6,229

Total current liabilities	20,682	28,307

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	28,545	25,385
DEFERRED INCOME TAXES	12,417	11,419
OTHER LIABILITIES	34	85
MANDATORILY REDEEMABLE PREFERRED STOCK
Series A, 6% cumulative, $100 par value, 533 shares authorized, 0 and 67 shares issued and outstanding as of July 31, 2006 and 2005, respectively	—	7

Total liabilities	61,678	65,203

NONCONTROLLING INTERESTS	7,979	8,795

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 shares issued and outstanding	132	132
Additional paid-in capital	62,872	62,807
Accumulated earnings (deficit)	1,475	(1,920)

Total stockholders’ equity	64,592	61,132

Total liabilities and stockholders’ equity	$134,249	$135,130

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2006, 2005 AND 2004

(In Thousands, Except per Share Amounts)

	2006	2005	2004

Net revenues (net of discounts and allowances of $26,474, $24,184, and $21,188 for 2006, 2005 and 2004, respectively)	$171,509	$155,619	$144,679

Cost of goods sold	148,904	136,179	132,245

Gross profit	22,605	19,440	12,434

Marketing, general and administrative expenses	14,190	16,507	8,345
Loss on asset impairment	—	—	704

Operating income	8,415	2,933	3,385

Other income (expense)
Interest expense, net	(2,573)	(2,283)	(2,762)
Net loss allocated from joint venture	—	—	(622)
Gain (loss) on disposition of property, equipment and other assets	(546)	38	40
Other income, net	976	428	509

Income before noncontrolling interests and income taxes	6,272	1,116	550

Noncontrolling interests	894	3,003	—

Income before income taxes	7,166	4,119	550

Income tax expense	2,793	1,606	214

Net income	4,373	2,513	336
Dividends on preferred stock	451	—	—

Net earnings on common stock	$3,922	$2,513	$336

Net earnings per common share
Basic	$0.30	$0.19	$0.03

Diluted	$0.30	$0.19	$0.03

Weighted average common shares outstanding
Basic	13,169	13,169	12,265

Diluted	13,555	13,549	12,625

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2006, 2005 AND 2004

(In Thousands)

	Series D Delivery				Additional
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings (Deficit)	Total

BALANCE, JULY 31, 2003	11,275	$113	12,555	$126	$60,188	294	$(1,840)	$(4,769)	$53,818
Issuance of common stock	—	—	614	6	3,154	(294)	1,840	—	5,000
Costs associated with issuing common stock	—	—	—	—	(535)	—	—	—	(535)
Net income for the year ended July 31, 2004	—	—	—	—	—	—	—	336	336
BALANCE, JULY 31, 2004	11,275	$113	13,169	$132	$62,807	—	$—	$(4,433)	$58,619
Net income for the year ended July 31, 2005	—	—	—	—	—	—	—	2,513	2,513
BALANCE, JULY 31, 2005	11,275	$113	13,169	$132	$62,807	—	$—	$(1,920)	$61,132
Dividends on common stock	—	—	—	—	—	—	—	(527)	(527)
Dividends on preferred stock	—	—	—	—	—	—	—	(451)	(451)
Stock-based employee compensation	—	—	—	—	65	—	—	—	65
Net income for the year ended July 31, 2006	—	—	—	—	—	—	—	4,373	4,373
BALANCE, JULY 31, 2006	11,275	$113	13,169	$132	$62,872	—	$—	$1,475	$64,592

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2006, 2005 AND 2004

(In Thousands)

	2006	2005	2004

OPERATING ACTIVITIES
Net income	$4,373	$2,513	$336
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,234	7,675	8,350
Undistributed patronage capital from cooperatives	(29)	(46)	(51)
(Gain) loss on disposition of property, equipment and other assets	546	(38)	(40)
Loss on asset impairment	—	—	704
Net loss allocated from joint venture under equity method	—	914	622
Deferred income taxes	998	1,038	150
Stock-based employee compensation	65	—	—
Payments for long-term marketing costs	—	—	(125)
Accrued promotional costs applied to marketing prepayments	—	5,442	—
Noncontrolling interests	(894)	(219)	—
Changes in assets and liabilities
Trade receivables	1,747	(2,145)	(4,191)
Other receivables	320	626	223
Inventories	1,984	(2,891)	2,871
Prepaid expenses	(63)	(508)	156
Other assets	48	(36)	110
Accounts payable	3,053	(899)	1,176
Other accrued liabilities	(272)	1,273	329

NET CASH FROM OPERATING ACTIVITIES	19,110	12,699	10,620

INVESTING ACTIVITIES
Purchases of property and equipment	(10,755)	(8,803)	(2,169)
Proceeds from sale of property, equipment and other assets	—	—	8
Investments in joint venture	—	(2,970)	(2,492)
Other investments	(476)	—	—
Distributions from joint venture	—	—	124
Proceeds from cooperative bank equity retirements	568	335	121
Acquisition of controlling interest in joint venture, net of cash acquired	—	(3,771)	—
Payments for package design costs	(180)	(773)	(345)

NET CASH USED FOR INVESTING ACTIVITIES	(10,843)	(15,982)	(4,753)

	2006	2005	2004

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	(2,406)	3,110	(2,219)
Net change in short-term notes payable	(10,000)	(2,200)	2,495
Payments on long-term debt	(4,771)	(7,176)	(10,011)
Proceeds from long-term debt	9,931	9,069	—
Preferred stock retirements	(7)	(13)	(13)
Investments by noncontrolling interests	78	133	—
Dividends paid on common stock	(527)	—	—
Dividends paid on preferred stock	(451)	—	—
Issuance of common stock	—	—	5,000
Costs associated with issuing common stock	—	—	(535)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(8,153)	2,923	(5,283)

NET CHANGE IN CASH AND CASH EQUIVALENTS	114	(360)	584

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	229	589	5

CASH AND CASH EQUIVALENTS, END OF YEAR	$343	$229	$589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for
Interest (net of amounts capitalized)	$2,649	$2,363	$2,932

Income taxes (refunded)	$1,451	$79	$(842)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of controlling interest in joint venture:
Current assets less cash		$38
Current liabilities		(238)
Goodwill		16,654
Reported amount of previously held interests in joint venture		(3,802)
Noncontrolling interests		(8,881)

		$3,771

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2006, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company acquired an additional 17.25% ownership interest in DNA Dreamfields, effective May 1, 2005, resulting in an increase in the Company’s ownership in DNA Dreamfields to 46.7%. As a result of the ownership increase and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company reevaluated whether DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)). The Company determined that DNA Dreamfields was a variable interest entity and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2005 and 2006. The Company had previously accounted for its investment in and share of net earnings or losses of its ownership interest in DNA Dreamfields Company, LLC under the equity method.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2005 and for the years ended July 31, 2005 and 2004 to facilitate comparability with the statements as of and for the years ended July 31, 2006. Such reclassifications have no effect on the net result of operations.

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

Some of the Company’s currently outstanding debt instruments have fixed interest rates to maturity. If the Company’s operations require additional debt issuance, any changes in interest rates may have an impact on future results.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires that goodwill be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2005 and 2006 and determined that no impairment charges were necessary.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $26,474,000, $24,184,000 and $21,188,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $1,080,000 and $1,507,000 as of July 31, 2006 and 2005, respectively.

One customer accounted for 15% and 17% of accounts receivable as of July 31, 2006 and 2005, respectively and 12%, 13% and 15% of net revenues for the years ended July 31, 2006, 2005 and 2004, respectively.

The following summarizes balance and activity information related to the allowance for cash discounts and doubtful accounts (in thousands):

	Balance	Charged to	Deductions	Balance
	at Beginning	Costs and	from	at End
	of Year	Expenses	Allowance	of Year

Allowance for cash discounts:
Year ended July 31, 2006	$157	$2,695	$(2,672)	$180
Year ended July 31, 2005	159	2,560	(2,562)	157
Year ended July 31, 2004	126	2,334	(2,301)	159

Allowance for doubtful accounts:
Year ended July 31, 2006	$1,350	$640	$(1,090)	$900
Year ended July 31, 2005	1,050	399	(99)	1,350
Year ended July 31, 2004	886	283	(119)	1,050

Allowance for cash discounts and doubtful accounts:
Year ended July 31, 2006	$1,507	$3,335	$(3,762)	$1,080
Year ended July 31, 2005	1,209	2,959	(2,661)	1,507
Year ended July 31, 2004	1,012	2,617	(2,420)	1,209

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Finished goods	$19,589	$20,840
Raw materials and packaging	6,529	7,262

	$26,118	$28,102

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consists of approximately 416 employees, of which 32% are covered by collective bargaining agreements. The expiration dates of the union contracts are December 1, 2007 and September 30, 2008.

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

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $5,686,000, $5,357,000 and $5,759,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

Details relative to property and equipment are as follows (in thousands):

	2006	2005

Land and improvements	$2,934	$2,934
Buildings	22,899	22,713
Equipment	98,202	85,747

Property and equipment in service	124,035	111,394
Construction in progress	4,093	7,350
Less accumulated depreciation	(57,198)	(52,286)

	$70,930	$66,458

Investment in Cooperative Bank

Investment in cooperative bank is stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $4,849,000 and $4,381,000 as of July 31, 2006 and 2005, respectively.

Prepaid marketing costs relate to payments made to certain customers covering contract terms and pricing for varying periods extending beyond one year. These costs are amortized in proportion to sales volumes over the term of the agreement.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2006	2005

Package design costs	$555	$862
Prepaid marketing costs	—	300
Other	640	339

	$1,195	$1,501

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2006	2005

Accrued promotional costs	$2,213	$2,752
Accrued interest	664	778
Accrued freight	418	527
Other	2,662	2,172

	$5,957	$6,229

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are expensed as incurred. Advertising expenses included in the consolidated income statement totaled $2,808,000 and $5,062,000 (primarily related to consumer advertising for DreamfieldsTM pasta products) for the year ended July 31, 2006 and July 31, 2005, respectively, and were immaterial for the fiscal year ended July 31, 2004.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses included in the consolidated income statement for the years ended July 31, 2006 and July 31, 2005 totaled $730,000 and $1,059,000, respectively, including $229,000 and $551,000, respectively, incurred by DNA Dreamfields which the Company began to consolidate in fiscal year 2005. Research and development expenses totaled $152,000 for the year ended July 31, 2004.

Interest Expense, Net

The Company earns patronage refunds from its patronage-based debt issued through CoBank based on its share of the net interest income earned by CoBank. These patronage refunds received are applied against interest expense.

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

Stock Options

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche.

Prior to adopting SFAS No. 123R, the Company had elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and had adopted the pro forma disclosure requirements under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to August 1, 2005, the Company had not recognized any compensation expense under APB No. 25 upon the granting or exercise of stock options because the exercise price was equal to or greater than the market price of the underlying stock on the date of grant.

Earnings per Share

Basic Earnings per Share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 386,000 shares, 380,000 shares and 360,000 shares for the years ended July 31, 2006, 2005 and 2004, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense for purposes of calculating diluted EPS.

Recently Issued Accounting Standards

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will be required to adopt FIN No. 48 for its fiscal year beginning August 1, 2007. The Company does not expect this Statement to have a material impact on its financial statements upon adoption. However, future changes in the Company’s income tax situation may have a material impact on the Company’s financial statements as a result of this Statement.

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

The Company acquired an additional 17.25% ownership interest in DNA Dreamfields effective May 1, 2005, resulting in an increase in the Company’s ownership in DNA Dreamfields to 46.7%. In conjunction with the Company’s increase in ownership in DNA Dreamfields, the DNA Dreamfields operating agreement was amended whereby Dakota Growers was named the managing member of DNA Dreamfields. As a result of the ownership increase and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company reevaluated whether DNA Dreamfields was a variable interest entity under FIN 46(R). The Company determined that DNA Dreamfields was a variable interest entity and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements. Goodwill totaling $16,654,000 was recorded in conjunction with the Company’s consolidation of DNA Dreamfields. The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statements for the years ending July 31, 2006 and July 31, 2005. The Company had previously accounted for its investment in and share of net earnings or losses of its ownership interest in DNA Dreamfields Company, LLC under the equity method. The net loss allocated from joint venture on the income statement for the year ended July 31, 2004 represent amounts reported under the equity method.

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

The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM pasta. The Company has also entered into a services agreement with DNA Dreamfields under which the Company provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields. Shipments of DreamfieldsTM pasta began in February 2004.

Pursuant to the terms of the services agreement with DNA Dreamfields, sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. The Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product and selling costs, as outlined in the manufacturing agreement. Prior to consolidating DNA Dreamfields in its financial statements, the Company presented this net amount due to DNA Dreamfields, which totaled $2,712,000 for the year ended July 31, 2004, in the Company’s cost of goods sold. Service fee income from DNA Dreamfields totaling $119,000 for the year ended July 31, 2004 is included in net revenues. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements as of and for the years ended July 31, 2006 and 2005.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company has agreed to loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2,184,000 and $465,000 as of July 31, 2006 and July 31, 2005, respectively. These amounts have been eliminated in the preparation of the consolidated financial statements. To secure the obligations of DNA Dreamfields under the 2005 Line of Credit Loan Agreement, the other member/owners of DNA Dreamfields have pledged their Membership Units in DNA Dreamfields to the Company.

NOTE 3 - SHORT-TERM NOTES PAYABLE

Effective June 1, 2006, the Company secured a $25 million revolving credit facility with CoBank that extends through May 30, 2007. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. However, the balance outstanding was $10.0 million as of July 31, 2005. The Company had $25.0 million available for borrowings under the line of credit as of July 31, 2006. Weighted average interest rates on short-term borrowings were 6.40%, 4.84% and 3.50% for the years ended July 31, 2006, 2005 and 2004, respectively.

NOTE 4 - LONG-TERM DEBT

Information regarding long-term debt at July 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Non-patronage term loan from CoBank due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by all assets of the Company	3,600	4,800

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 through August 1, 2008, interest at 8.04%, collateralized by all assets of the Company	7,716	10,287

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 through August 1, 2010, interest at 8.14%, collateralized by all assets of the Company	5,000	6,000

Term loan from CoBank due in quarterly installments of $500,000 for four quarters starting August 20, 2006 and of $1,100,000 quarterly thereafter through May 20, 2011, variable interest (5.59% at July 31, 2005; 7.59% at July 31, 2006), collateralized by all assets of the Company	19,000	9,069

Total long-term debt	35,316	30,156
Less current portion	6,771	4,771

Net long-term debt	$28,545	$25,385

Aggregate future maturities required on long-term debt are as follows (in thousands):

Years ending July 31,

2007	6,771
2008	9,171
2009	9,174
2010	5,400
2011	4,800
Thereafter	—

$35,316

The Company has a $3,600,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s debt agreements with CoBank and the institutional note holders obligate the Company to maintain or achieve certain amounts of equity and financial ratios and impose restrictions on the Company. The Company was in compliance with these financial covenants as of July 31, 2006.

The Company incurred $2,960,000, $2,518,000 and $2,879,000 of interest on long and short-term debt and other obligations in fiscal years 2006, 2005 and 2004, respectively, of which $243,000, $121,000 and $14,000 was capitalized in the respective periods. Patronage income from CoBank of $144,000, $114,000 and $103,000 was netted against interest expense on the statement of operations for the years ended July 31, 2006, 2005 and 2004, respectively.

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

On July 30, 2004, the Company completed the sale of 909,091 shares of Common Stock, which included 294,456 shares of Common Stock held in treasury at that time, to MVC Capital, Inc.

On December 15, 2005, the Company’s Board of Directors authorized the payment of $0.04 per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of $0.04 per share on its common stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005.

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

The Company is authorized to issue 533 shares of Series A Preferred Stock, $100 par value per share. The Company had 0 and 67 shares of Series A Preferred Stock outstanding as of July 31, 2006 and 2005 respectively. The Series A Preferred Stock was required to be redeemed ratably on a quarterly basis through December 2005. Each share of Series A Preferred Stock entitled its holder to receive a cumulative annual dividend of 6% of the $100 par value per share. As the shares of Series A Preferred Stock were mandatorily redeemable, these shares were classified as a liability in the Company’s consolidated balance sheet and “dividends” paid on the Series A Preferred Stock were recorded as interest expense upon adoption of SFAS No. 150. “Dividends” paid on Series A Preferred Stock prior to the adoption of SFAS No. 150 were not reclassified as interest cost.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 18 years of age and who have completed 500 hours of service within six months. The Company matches 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Employer contributions to the plan totaled $499,000, $437,000 and $377,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions to the pension plan for the years ended July 31, 2006, 2005 and 2004 totaled $83,000, $51,000 and $60,000, respectively.

NOTE 8 - INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2006 and 2005 related to temporary differences are as follows (in thousands):

	2006	2005

Deferred tax assets
AMT credit carryforward	$—	$851
Accounts receivable allowances	421	588
Accrued expenses and other reserves	534	367
Other	68	138
Total deferred tax assets	1,023	1,944

Deferred tax liabilities
Property and equipment	(12,485)	(12,408)

Net deferred tax liabilities	$(11,462)	$(10,464)

Classified in the accompanying balance sheets as follows:

	2006	2005

Current assets	$955	$955
Noncurrent liabilities	(12,417)	(11,419)

Net deferred tax liabilities	$(11,462)	$(10,464)

At July 31, 2005, the Company had an AMT credit carryforward of $851,000, which is being utilized in the year ended July 31, 2006. Management believes it is more likely than not that the deferred tax assets as of July 31, 2006 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense for the years ended July 31, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004

Current income tax expense	$1,795	$568	$64
Deferred income taxes	998	1,038	150

Income tax expense	$2,793	$1,606	$214

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax effect	5.0	5.0	5.0

Effective income tax rate	39.0%	39.0%	39.0%

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2006 and 2005.

NOTE 10 - OPERATING LEASES

The Company leases equipment and office space under operating lease agreements. Future obligations for operating leases for fiscal years ended July 31 are as follows (in thousands):

2007	$954
2008	229
2009	153
2010	73
2011	14
Thereafter	—

$1,423

Lease expense totaled $1,462,000, $1,413,000 and $1,402,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

NOTE 11 - SALE-LEASEBACK

The Company entered into a sale-leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which is classified as operating, sets forth an initial term of five years and calls for lease payments of $72,000 per month. At the end of the initial lease term, the Company may renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000. The Company realized a gain on the sale of $255,000, which was deferred and is being amortized in proportion to the gross rentals charged to expense over the five-year lease term. Minimum rentals required under the lease, which are also included in the future lease obligations disclosed in Note 10, for fiscal year ending July 31, 2007 total $576,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2006, the Company had outstanding commitments for grain purchases totaling $15,873,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to certain warehouse agreements, the Company is obligated to minimum monthly storage and handling amounts totaling $1,888,000, and $1,537,000  for the years ending July 31, 2007, and 2008  respectively.

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

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2003	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2004	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2005	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Forfeited/Expired	(754)	$100	$100
Outstanding at July 31, 2006	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2003	294,456	$6.25	$6.25	294,456
Exercised	—
Granted	80,524	$4.25	$4.25
Forfeited/Expired	—
Outstanding at July 31, 2004	374,980	$4.25-$6.25	$5.82	294,456
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2005	374,980	$4.25-$6.25	$5.82	334,722
Exercised	—
Granted	141,256	$4.00	$4.00
Forfeited/Expired	(130,399)	$4.00-$6.25	$5.81
Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the year ended July 31, 2006, the Company recorded stock-based employee compensation expense of $65,000.

Prior to adopting SFAS No. 123R, the Company had elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and had adopted the pro forma disclosure requirements under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to August 1, 2005, the Company had not recognized any compensation expense under APB No. 25 upon the granting or exercise of stock options because the exercise price was equal to or greater than the market price of the underlying stock on the date of grant.

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2006 - risk free interest rate of 4.4%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 30%; 2004 - risk free interest rate of 2.3%, expected dividend yield of zero and an expected life of 3 years. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” would not have had a material impact on net income and earnings per share for the years ended July 31, 2005 and 2004.

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2006, and changes during the year ended July 31, 2006, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at August 1, 2005	40,258	$4.25
Granted	141,256	$4.00
Vested	(20,132)	$4.25
Forfeited/Expired	(18,062)	$4.04
Nonvested at July 31, 2006	143,320	$4.03

As of July 31, 2006, there was approximately $120,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 2.9 years.

NOTE 14 - RELATED PARTY TRANSACTIONS

Amounts due from executive officers totaled $47,000 and $82,000 as of July 31, 2006 and 2005, respectively.

NOTE 15 - CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1,103,000, $425,000 and $903,000 in December 2005, 2004 and 2003, respectively, under the Offset Act. The Company repaid $305,000 to Customs in April 2004, pursuant to a reclamation request from Customs. The net proceeds received under the Offset Act have been classified as Other Income on the Income Statement. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2006:

Net revenues	$44,072	$42,490	$41,968	$42,979
Gross profit	5,240	4,366	6,403	6,596
Operating income	1,372	120	3,047	3,876
Net income	399	617	1,487	1,870
Basic net earnings per common share	0.03	0.01	0.11	0.15

Year ended July 31, 2005:

Net revenues	$35,877	$40,698	$39,122	$39,922
Gross profit	3,980	4,915	5,117	5,428
Operating income (loss)	(1,704)	824	1,948	1,865
Net income (loss)	(185)	764	1,004	930
Basic net earnings (loss) per common share	(0.01)	0.06	0.08	0.07

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Edward O. Irion, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the review, they have concluded that these controls and procedures are effective.

b) Changes in Internal Controls over Financial Reporting.

In conjunction with the resignation of Thomas P. Friezen as the Company’s Chief Financial Officer and the appointment of Edward O. Irion to the position of Chief Financial Officer on February 21, 2006, applicable internal controls over financial reporting were reviewed and changed as necessary. Mr. Irion most recently served as the Company’s Vice President – Finance and Chief Accounting Officer. There were no other changes in the Company’s internal controls over financial reporting during the Company’s fiscal year ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The Board of Directors currently consists of ten members. The Board may consist of a minimum of seven members and a maximum of fifteen members. The Articles of Incorporation and Bylaws of the Company require that at least five members of the Board of Directors be residents of the State of North Dakota and that at least three members be agricultural producers. The Board of Directors is divided into three classes: Class I, Class II and Class III. Class I, Class II and Class III are to consist of an equal number of directors, except that, if the Board of Directors consists of a number of directors such that mathematically there cannot be an equal number of directors in each of Class I, Class II and Class III, then the one remaining director shall be made a member of Class I and, if there is more than one remaining director, the first remaining director shall be made a member of Class I and the second remaining director shall be made a member of Class II. Each director in each of Class I, Class II and Class III will hold office until the third regular meeting of shareholders following the regular meeting of the shareholders at which such director or such director’s predecessor was elected, until his successor shall have been elected and shall qualify, or until he resigns or is removed.

The table below sets forth certain information concerning the directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name	Age	Term Expires	Class

John S. Dalrymple III	58	2009	I
Allyn K. Hart	67	2008	III
Roger A. Kenner (1)	57	2007	II
James F. Link	79	2009	I
Eugene J. Nicholas	61	2007	II
John D. Rice, Jr. (1)	52	2009	I
Michael T. Tokarz	56	2009	I
Jeffrey O. Topp	47	2007	II
Curtis R. Trulson	54	2008	III
Michael E. Warner	56	2008	III

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

Allyn K. Hart. Mr. Hart has been a director of the Company since 1991. Mr. Hart has served on the board of directors of Cavalier County Job Development Authority and U.S. Durum Growers Association. He has been a farmer in the Cavalier County, North Dakota area since 1961.

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

Michael T. Tokarz.  Mr. Tokarz has been a director of the Company since 2004.  Mr. Tokarz is the Chairman of MVC Capital, a registered investment company traded on the New York Stock Exchange (Ticker: MVC) that makes equity and debt investments. In addition, Mr. Tokarz is the Managing Member of The Tokarz Group, which manages Mr. Tokarz’s personal investments. From 1985 to 2002, Mr. Tokarz was a senior General Partner and Administrative Partner at Kohlberg Kravis Roberts & Co., a private equity firm specializing in management buyouts. Prior to joining KKR, Mr. Tokarz was with Continental Illinois National Bank and Trust Company of Chicago, joining the firm in 1973. He serves or has served on the Board of Directors of numerous companies, including: Conseco, Inc., Walter Industries, Inc., Mueller Water Products, Inc., Safeway, Inc., IDEX Corporation, PRIMEDIA, Inc., Neway Anchorlok International, Inc., Flagstar Corporation, ConAgra Food Corporation, KSL Recreation Corporation, RJR Nabisco Corp, Evenflo & Spalding Holdings Corporation, Beatrice Foods Corporation, Nexstar Financial Corporation, Apertio Limited (UK), United Fixtures Company, Stonewater Controls, Lomonosov Porcelain (Russia), Kamaz A.O. (Russia). Mr. Tokarz also serves on the Board of the University of Illinois Foundation and its Investment Committee and as Chairman of its Budget and Finance Committee.  He is a member of the Board of Managers of Illinois Ventures and Chairman of Illinois Emerging Technology Fund, both affiliated with the University of Illinois.

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

Committees of the Board of Directors

Audit Committee. The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements, including assessing and ensuring the independence of the independent auditor, evaluating audit performance, approving the services to be provided by the independent audit, evaluating policies and procedures relating to internal statements before issuance, subject to approval by the Board of Directors. The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company’s annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee reviews reports on various matters, including critical accounting policies of the Company, significant changes in the Company’s selection or application of accounting principles and the Company’s internal control processes. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor.

The Audit Committee operates under a written charter adopted by the Board of Directors. The Company’s Audit Committee presently consists of Messrs. Curtis R. Trulson (Chair), Michael E. Warner and John S. Dalrymple III.  Under the Company’s bylaws, the Audit Committee of the Board of Directors must be composed of at least three directors who are not employees of the Company. The charter of the Audit Committee requires that members of the Audit Committee must be independent, and the Board of Directors has determined that all members of the Audit Committee are independent directors. The Board of Directors has also determined that Mr. Trulson meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Compensation Committee. The Compensation Committee operates under a written charter and reviews and approves the compensation and other terms of employment of the Company’s Chief Executive Officer and other senior management of the Company. Among its other duties, the Compensation Committee is responsible for overseeing the Company’s stock-based compensation plans for executive officers and, in consultation with the Nomination Committee, making recommendations on succession plans for the Chief Executive Officer. The Compensation Committee is to annually review the Chief Executive Officer’s compensation and evaluate the Chief Executive Officer’s performance. The current members of the Compensation Committee are Messrs. John S. Dalrymple III (Chair), Curtis R. Trulson and Michael E. Warner.

The charter of the Compensation Committee requires that the Committee consist of independent directors. Each member of the Compensation Committee must also be an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. Each member of the Company’s Compensation Committee meets these requirements.

Nomination Committee. The Nomination Committee operates under a written charter and is charged with the responsibilities of nominating and evaluating Board member candidates and establishing criteria for nomination, developing and recommending governance guidelines and reviewing them periodically, facilitating annual evaluations of the performance of the Board and its members, reviewing the structure and membership of the Company’s Board and committees, and reviewing Board compensation policies.  Additionally, the Nomination Committee, in consultation with the Compensation Committee, facilitates development of the mission and objectives of the Chief Executive Officer, succession for the Chief Executive Officer and annual evaluation of the performance of the Chief Executive Officer.

The Company’s bylaws require that the Nomination Committee be comprised of the Chairman of the Board, the Vice-Chairman and the Chief Executive Officer, except that if one individual holds two of the designated offices, the Board of Directors shall appoint a third member to the Nomination committee, who need not be a director of the Company. Additionally, as required by its charter, the Nomination Committee is composed of a majority of independent directors. The current members of the Nomination Committee are Messrs. John S. Dalrymple III (Chair), John D. Rice, Jr. and Timothy J. Dodd. The Board of Directors has determined that Messrs. Dalrymple and Rice are independent directors.

Policy Committee. The Policy Committee operates pursuant to a written Policy Committee Charter. The Policy Committee is to provide oversight of the Company’s governance obligations to assure compliance with all applicable laws, regulations, Articles of Incorporation and By-laws by adoption and periodic review of a governance policy. The members of the Policy Committee are Allyn K. Hart (Chair), Curtis R. Trulson and James F. Link. Each member of the committee is a non-employee director and the Board of Directors has determined that there are no relationships that would interfere with a Policy Committee member’s exercise of independent judgment in carrying out his responsibilities as a member of the policy committee.

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

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	51	President and Chief Executive officer
Edward O. Irion	35	Chief Financial Officer

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

Edward O. Irion.  Mr. Irion was appointed as the Company’s Chief Financial Officer effective February 21, 2006.  Mr. Irion joined the Company in December 1999 and served as the Company’s Assistant Vice President – Planning and Control until August 2000.  From August 2000 until his appointment as Chief Financial Officer, Mr. Irion served as the Company’s Vice President – Finance and Chief Accounting Officer.  He received a Bachelor of Science degree in accounting from Minnesota State University-Moorhead and is a certified public accountant.

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

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal year ended July 31, 2006 and the two prior fiscal years.

Summary Compensation Table

					Long-Term
					Compensation Awards
					Series C	Common
		Annual Compensation			Preferred	Stock
				Other	Securities	Securities	All
Name and	Fiscal			Annual	Underlying	Underlying	Other
Principal Position	Year	Salary	Bonus	Compensation (1)	Options (#)	Options (#)	Compensation

Timothy J. Dodd	2006	$229,690	$42,539	$11,819	—	35,392	$—
President and Chief	2005	212,500	21,413	21,290	—	—	—
Executive Officer	2004	202,566	—	10,552	—	13,511	—

Edward O. Irion	2006	$163,628	$13,000	$13,357	—	10,816	$—
Chief Financial	2005	129,859	13,000	8,808	—	—	—
Officer	2004	115,985	—	4,808	—	7,723	—

(1)   Includes the Company’s 401(k) matching contribution, excess life insurance, the taxable portion of reimbursable business expenses and the taxable portion of other benefits.

Option Grants in Fiscal Year 2006

The following table sets forth certain information with respect to stock options granted to purchase Common Stock during the fiscal year ended July 31, 2006.

	Common				Potential Realizable Value
	Shares	Percent			at Assumed Annual Rates
	Underlying	of Total	Exercise		of Stock Price Appreciation
	Options	Options	Price	Expiration	for Option Term (1)
Name	Granted	Granted	($/SH)	Date	5%	10%

Timothy J. Dodd	35,392	25%	$4.00	12/22/2015	$89,031	$225,623
Edward O. Irion	10,816	8%	$4.00	12/22/2015	$27,209	$68,952

(1) The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration of the option term using the 5% and 10% appreciation rates established in SEC regulations, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the stock. The values shown do not consider nontransferability or termination of the unexercisable options upon termination of such employee's service relationship with the Company.

Options Exercised in Fiscal Year 2006 and Unexercised Options at July 31, 2006

The following table summarizes stock option exercises and total number of options held for Series C Convertible Preferred Stock at the end of fiscal year 2006.

	Series C		Number of Series C
	Convertible		Convertible Preferred Shares		Value of Unexercised
	Preferred		Underlying Unexercised		In-the-Money
	Stock Acquired	Value	Options at July 31, 2006		Options at July 31, 2006 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	1,977	—	$—	$—

The following table summarizes stock option exercises and total number of options held for Common Stock at the end of fiscal year 2006.

	Common		Common Shares		Value of Unexercised
	Stock		Underlying Unexercised		In-the-Money
	Acquired	Value	Options at July 31, 2006		Options at July 31, 2006 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy J. Dodd	—	$—	200,933	38,770	$—	$—
Edward O. Irion	—	—	5,792	12,747	—	—

(1) There is no established public trading market for the Company’s securities; therefore, the Company is unable to estimate the value of unexercised options as of July 31, 2006.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2006, no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

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

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Except as otherwise noted, each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2006 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securities
Name of Beneficial Owner	Number of Shares of Common Stock	Percent of Total Common Stock	Number of Shares of Series C Preferred	Percent of Total Series C Preferred	Number of Shares of Series D Preferred	Percent of Total Series D Preferred

John S. Dalrymple III (1)	370,368	2.8%	—	—	333,000	3.0%

Allyn K. Hart	16,723	0.1	—	—	15,000	0.1

Roger A. Kenner (2)	155,596	1.2	—	—	140,000	1.2

James F. Link (3)	59,656	0.5	—	—	54,550	0.5

Eugene J. Nicholas (4)	65,525	0.5	—	—	58,951	0.5

John D. Rice, Jr. (5)	22,583	0.2	—	—	20,200	0.2

Jeffrey O. Topp (6)	394,569	3.0	—	—	271,420	2.4

Curtis R. Trulson (7)	68,624	0.5	—	—	61,750	0.5

Michael E. Warner	63,441	0.5	—	—	57,038	0.5

Timothy J. Dodd (8)	263,067	2.0	1,977	100%	238,248	2.1

Edward O. Irion (9)	5,792.0		—	—	—	—

Michael Tokarz (10)	1,081,195	8.2	—	—	—	—

MVC Capital, Inc. (10)	1,081,195	8.2	—	—	—	—

All directors and officers as a Group (12 persons) (11)	2,567,139	19.1	1,977	100	1,250,157	11.0

(1)   Includes 40,058 shares of Common Stock and 36,000 shares of Series D Delivery Preferred Stock held in the name of Mr. Dalrymple’s spouse, 20,035 shares of Common Stock and 18,000 shares of Series D Delivery Preferred Stock held in the name of Mr. Dalrymple’s daughter and 190,159 shares of Common Stock and 171,000 shares of Series D Delivery Preferred Stock held in the name of the John S. Dalrymple III Trust, of which Mr. Dalrymple is a trustee.

(2)   Includes 77,798 shares of Common Stock and 70,000 shares of Series D Delivery Preferred Stock held in the name of Mr. Kenner’s spouse.

(3)   Includes 55,472 shares of Common Stock and 53,050 shares of Series D Delivery Preferred Stock held in the names of Link Farms LLP LSB Pasta and 1,551 shares of Common Stock held in the name of Link Farms LLP.

(4)   Includes 26,548 shares of Common Stock and 23,850 shares of Series D Delivery Preferred Stock held in the name of Mr. Nicholas’ spouse.

(5)   Includes 15,298 shares of Common Stock and 13,750 shares of Series D Delivery Preferred Stock held in the name of John Rice Farm.

(6)   Includes 143,734 shares of Common Stock and 129,000 shares of Series D Delivery Preferred Stock held in the name of T-T Ranch and 18,010 shares of Common Stock and 16,125 shares of Series D Delivery Preferred Stock held in the name of Mr. Topp’s spouse and children.

(7)   Includes 7,537 shares of Common Stock and 6,750 shares of Series D Delivery Preferred Stock held in the name of Trulson Brothers.

(8)   Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2006, to purchase 1,977 shares of the Company’s Series C Preferred Stock and 200,933 shares of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Mr. Dodd includes 47,448 shares of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Mr. Dodd includes 47,448 of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Mr. Dodd includes 200,933 shares of Common Stock issuable upon exercise of the options to purchase Common Stock.

(9)   Mr. Irion has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2006. The number of shares presented for Mr. Irion relate to Common Stock shares issuable upon the exercise of the options to purchase Common Stock.

(10) Includes 1,081,195 shares of Common Stock held by MVC Capital, Inc. of which Mr. Tokarz is a stockholder and Chairman.  Mr. Tokarz shares voting and dispositive control over all shares held by MVC Capital, Inc. Mr. Tokarz disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of Mr. Tokarz’s pecuniary interests therein.

(11) Includes 206,725 shares of Common Stock and 1,977 shares of Series C Preferred Stock issuable upon exercise of options exercisable within 60 days of July 31, 2006, and includes an additional 47,448 shares of Common Stock and 47,448 shares of Series D Delivery Preferred Stock issuable upon conversion of the Series C Preferred Stock underlying such options.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plans as of July 31, 2006.

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available
	to be Issued	Exercise Price of	for Future Issuance
	Upon Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

	Options to purchase Series C Convertible Preferred Stock (1)
Equity compensation plans approved by security holders	1,977	$117.35	—

	Options to purchase Common Stock
Equity compensation plans approved by security holders	195,037	$4.09	304,963

Equity compensation plans not approved by security holders	190,800	$6.25	—

(1) Each share of Series C Convertible Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Executive Officers

Amounts due from officers totaled $47,000 and $82,000 as of July 31, 2006 and 2005, respectively.

Consulting Services

In July 2004, the Company and MVC Financial Services, Inc. (“MVC Financial”) entered into a consulting agreement pursuant to which MVC Financial will provide certain business consulting services to the Company for annual compensation of $75,000 per year and the reimbursement of expenses. MVC Financial Services, Inc. is an affiliate of MVC Capital, Inc., a holder of 5% or greater of the Company’s Common Stock. Michael T. Tokarz, a director of the Company, is a stockholder and Chairman of MVC Capital, Inc. The term of the consulting agreement shall continue until the earlier of (a) the occurrence of a Liquidity Event or (b) the termination by written notice from MVC Financial to the Company. For purposes of this consulting agreement, a “Liquidity Event” shall have occurred on such date that MVC Capital, Inc. no longer beneficially owns at least fifty percent (50%) of the shares of the Company’s Common Stock acquired by MVC Capital Inc. pursuant to the Stock Purchase Agreement dated July 30, 2004 (as adjusted for stock splits, stock dividends, share contributions and the like) or the earlier sale of substantially all of the assets of the Company and the distribution of substantially all of the net proceeds thereof.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2006 and 2005 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2006	2005

Audit Fees	$64	$61
Audit-Related Fees (a)	9	9
Tax Fees (b)	15	22
All Other Fees	—	—

Total Fees (c)	$88	$92

(a)   Primarily benefit plan audit services.

(b)   Primarily tax advisory and preparation services.

(c)   The Audit Committee has approved all fees.

Auditor Services Pre-approval Policy

The Audit Committee has a formal policy concerning pre-approval of all services to be provided by Eide Bailly LLP, the Company’s independent auditor, including audit, audit-related, tax and other services. The Chair of the Committee has the authority to pre-approve permitted services that require action between regular Committee meetings, provided a report of these services is given to the full Committee at the next regular meeting. The Committee approved all services provided by Eide Bailly LLP during fiscal year 2006.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.19      Statused Revolving Credit Supplement dated May 26, 2006 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed June 1, 2006).

10.20      Non-Revolving Credit Supplement dated May 26, 2006 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed June 1, 2006).

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

Dated: October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 30, 2006

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	October 30, 2006

/s/ John S. Dalrymple III
John S. Dalrymple III	Director	October 30, 2006

/s/ John D. Rice, Jr.
John D. Rice, Jr.	Director	October 30, 2006

Signature	Title	Date

/s/ Curtis R. Trulson
Curtis R. Trulson	Director	October 30, 2006

/s/ Allyn K. Hart
Allyn K. Hart	Director	October 30, 2006

/s/ Roger A. Kenner
Roger A. Kenner	Director	October 30, 2006

/s/ James F. Link
James F. Link	Director	October 30, 2006

/s/ Eugene J. Nicholas
Eugene J. Nicholas	Director	October 30, 2006

/s/ Michael T. Tokarz
Michael T. Tokarz	Director	October 30, 2006

/s/ Jeffrey O. Topp
Jeffrey O. Topp	Director	October 30, 2006

/s/ Michael E. Warner
Michael E. Warner	Director	October 30, 2006