Form 10-Q
period 2006-10-31
DAKOTA GROWERS PASTA CO INC
filed 2006-12-15
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

As of December 15, 2006, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2006	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$314	$343

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,146 and $1,080, respectively	15,909	14,441

Other receivables	115	91

Inventories	23,990	26,118

Prepaid expenses	1,846	2,007

Deferred income taxes	955	955

Total current assets	43,129	43,955

PROPERTY AND EQUIPMENT
In service	122,803	124,035
Construction in progress	4,600	4,093
	127,403	128,128
Less accumulated depreciation	(57,464)	(57,198)

Net property and equipment	69,939	70,930

INVESTMENT IN COOPERATIVE BANK	1,515	1,515

GOODWILL	16,654	16,654

OTHER ASSETS	1,141	1,195

	$132,378	$134,249

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$1,768	$704
Accounts payable	7,808	7,250
Accrued liabilities	4,974	5,957
Notes payable	1,500	—
Current portion of long-term debt	7,371	6,771

Total current liabilities	23,421	20,682

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	22,674	28,545
DEFERRED INCOME TAXES	12,730	12,417
OTHER LIABILITIES	21	34

Total liabilities	58,846	61,678

NONCONTROLLING INTERESTS	8,022	7,979

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 issued and outstanding	132	132
Additional paid-in capital	62,896	62,872
Retained earnings	2,369	1,475

Total stockholders’ equity	65,510	64,592

Total liabilities and stockholders’ equity	$132,378	$134,249

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
Net revenues (net of discounts and allowances of $6,719 and $7,126, respectively)	$48,933	$44,072

Cost of goods sold	42,860	38,832

Gross profit	6,073	5,240

Marketing, general and administrative expenses	3,242	3,868

Operating income	2,831	1,372

Other income (expense)
Interest and other income	8	30
Loss on disposition of property, equipment and other assets	(670)	(585)
Interest expense, net	(664)	(549)

Income before noncontrolling interests and income taxes	1,505	268

Noncontrolling interests	(40)	386

Income before income taxes	1,465	654

Income tax expense	571	255

Net income	$894	$399

Net income per common share
Basic	$0.07	$0.03

Diluted	$0.07	$0.03

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,459	13,570

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$894	$399
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,865	1,734
Loss on disposition of property, equipment and other assets	670	585
Noncontrolling interests	40	(386)
Deferred income taxes	313	101
Stock-based employee compensation	24	5
Changes in assets and liabilities
Trade receivables	(1,468)	(1,261)
Other receivables	(24)	275
Inventories	2,128	2,600
Prepaid expenses	(81)	(917)
Other assets	3	12
Accounts payable	558	1,728
Other accrued liabilities	(983)	(248)
NET CASH FROM OPERATING ACTIVITIES	3,939	4,627

INVESTING ACTIVITIES
Purchases of property and equipment	(1,171)	(6,766)
Payments for package design costs	(93)	(50)
Proceeds from cooperative bank equity retirements	—	107
NET CASH USED FOR INVESTING ACTIVITIES	(1,264)	(6,709)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	1,064	(583)
Net change in short-term notes payable	1,500	2,600
Payments on long-term debt	(5,271)	(4,771)
Proceeds from long-term debt	—	4,931
Preferred stock retirements	—	(4)
Investments by noncontrolling interests	3	25
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(2,704)	2,198

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29)	116
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	343	229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$314	$345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$970	$906

Income taxes	$900	$252

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2006 as filed in the Company’s Form 10-K.

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2006. The information contained in the balance sheet as of July 31, 2006 was derived from the Company’s audited annual report for fiscal year 2006. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

NOTE 3 – NEW ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The adoption of this accounting standard did not have a material impact on the consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  Additional, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after

December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will be required to adopt FIN No. 48 for the fiscal year beginning August 1, 2007. The Company does not expect this Statement to have a material impact on its financial statements upon adoption.  However, future changes in the Company’s income tax situation may have a material impact on the Company’s financial statements as a result of this Statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet assessed the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated results of operations or financial condition.

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2006 include raw materials and packaging of $6,635,000 and finished goods of $17,355,000. Inventories at July 31, 2006 include raw materials and packaging of $6,529,000 and finished goods of $19,589,000.

NOTE 5 – LOAN AGREEMENTS

The Company has a $25 million revolving credit facility with CoBank that extends through May 30, 2007. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The balance outstanding under this revolving line of credit arrangement totaled $1.5 million as of October 31, 2006. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. The Company had $23.5 million available for borrowings under the line of credit as of October 31, 2006.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2006.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 290,000 and 401,000 for the three months ended October 31, 2006 and 2005, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 7 – DNA DREAMFIELDS COMPANY, LLC

Effective May 1, 2005, the Company increased its ownership in DNA Dreamfields to 46.7%. In conjunction with the Company’s increase in ownership in DNA Dreamfields and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company determined that DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2,239,000 and $2,184,000 as of October 31, 2006 and July 31, 2006, respectively.  These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

NOTE 8 – STOCK OPTIONS

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $24,000 and $5,000, for the three months ended October 31, 2006 and October 31, 2005, respectively.

On October 19, 2006, the Board of Directors granted incentive stock options to purchase 272,726 shares of the Company’s common stock at a per share exercise price of $5.00. The vesting of these options is subject to certain qualifications, including but not limited to, the continued employment of the optionee with the Company. Subject to the foregoing qualifications and certain other qualifications, fifty percent of these options vest on October 19, 2007, twenty-five percent vest on October 19, 2008, and twenty-five percent vest on October 19, 2009.

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2006	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517
Exercised	—
Granted	272,726	$5.00	$5.00
Forfeited/Expired	—
Outstanding at October 31, 2006	658,563	$4.00-$6.25	$5.09	242,517

The fair value of the stock options granted on October 19, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.7%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 25%;

A summary of the status of the Company’s issued but nonvested stock options as of October 31, 2006, and changes during the three months ended October 31, 2006, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2006	143,320	$4.03
Granted	272,726	$5.00
Vested	—
Forfeited/Expired	—
Nonvested at October 31, 2006	416,046	$4.67

As of October 31, 2006, there was approximately $481,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 3 years.

NOTE 9 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $11,859,000 as of October 31, 2006, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended July 31, 2006.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2006 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota, and generates a majority of its revenues from manufacturing dry pasta for the retail store brand, foodservice and ingredient markets.  The Company’s cost of goods sold consists mainly of raw materials (primarily durum wheat), packaging, and manufacturing and distribution costs.  The Company competes through low cost production, high product quality, flexibility and customer service.

Net income for the quarter ended October 31, 2006 totaled $894,000 compared to $399,000 for the quarter ended October 31, 2005.  Net earnings per basic common share for the quarter ended October 31, 2006 were $0.07 per share compared to $0.03 per share for the quarter ended October 31, 2005.

The Company’s net revenues increased 11.0% for the quarter ended October 31, 2006 when compared to the same period of the prior year.  The revenue increase was the result of higher pasta sales volumes, particularly in the ingredient market, and to a lesser extent higher per unit selling prices. Benefits derived from increased sales were partially offset by higher durum costs. Durum prices increased significantly in the first quarter of fiscal year 2007 when compared to fiscal year 2006 prices.  The Company has generally been successful in obtaining sales price increases to offset the higher durum cost.  However, if the Company is unable to pass through higher durum or other input costs on a timely basis, our financial results may be adversely affected.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2006. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of October 31, 2006 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended October 31, 2006 and 2005

Net Revenues. Net revenues totaled $48.9 million for the three months ended October 31, 2006, an increase of 11.0%, compared to $44.1 million for the three months ended October 31, 2005. Overall, pasta sales volumes increased 7.0% along with an increase in pasta per unit selling prices of 2.9%. Revenues from the retail market, a portion of which includes co-pack and government sales, increased $0.5 million, or 2.5%, due to a 5.3% increase in average selling prices offset by a 2.7% decrease in volume. Foodservice revenues increased $0.4 million, or 3.0%, due to a 8.5% increase in average selling prices offset by a 5.1% decrease in sales volumes. Ingredient revenues increased $3.2 million, or 54.2%, due to a 49.3% volume gain and a 3.3% increase in average selling prices.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $3.2 million for the three months ended October 31, 2006, an increase of $0.7 million when compared to the same period of the prior year.

Cost of Goods Sold. Cost of goods sold increased $4.0 million, or 10.4%, to $42.8 million for the three months ended October 31, 2006, compared to $38.8 million for the three months ended October 31, 2005.  The increase was primarily due to higher sales volumes.  Gross profit as a percentage of net revenues improved to 12.4% for the three months ended October 31, 2006 from 11.9% for the three months ended October 31, 2005. Benefits realized were partially offset by higher durum costs which negatively impacted gross profit.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased 19.3%, to $3.2 million for the quarter ended October 31, 2006, compared to $3.9 million for the quarter ended October 31, 2005. The decrease was primarily due to lower consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 6.6% for the quarter ended October 31, 2006, from 8.8% for the comparable quarter of the prior year.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $0.7 million and $0.6 million during the three months ended October 31, 2006 and October 31, 2005, respectively.   The losses were related to retirements of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the three months ended October 31, 2006 totaled $0.7 million, up $0.1 million from the corresponding period of the prior year.

Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields Company, LLC net income or net loss allocable to other members of DNA Dreamfields.  The income allocated to other members for the three months ended October 31, 2006 totaled $40,000 compared to the loss allocated to the other members of $386,000 for the three months ended October 31, 2005.

Income Taxes. The income tax expense for the three months ended October 31, 2006 and 2005 totaled $0.6 million and $0.3 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the three months ended October 31, 2006 totaled $0.9 million, an increase of $0.5 million compared to the net income of $0.4 million for the three months ended October 31, 2005.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of October 31, 2006 totaled $19.7 million compared to $23.3 million as of July 31, 2006.

The Company has a $25 million revolving credit facility with CoBank which extends through May 30, 2007. The balance outstanding on the line of credit was $1.5 million as of October 31, 2006, leaving $23.5 million available for borrowings as of that date. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2006 and the date of this filing.

Net cash provided from operating activities totaled $3.9 million for the three months ended October 31, 2006 compared to net cash provided by operating activities of $4.6 million for the three months ended October 31, 2005.  Significant items contributing to this change were inventories, trade receivables and net income as adjusted for non-cash items.  Inventories decreased $2.1 million for the quarter ended October 31, 2006 as a result of strong sales volumes.

Net cash used for investing activities totaled $1.3 million and $6.7 million for the three months ended October 31, 2006 and 2005, respectively.  The majority of these cash outlays related to capital expenditures for the New Hope facility.

Net cash used for financing activities totaled $2.7 million for the three months ended October 31, 2006,compared to net cash from financing activities of $2.2 million for the three months ended October 31, 2005.  The $2.7 million of net cash used for financing activities for the quarter ended October 31, 2006 included $5.3 million in scheduled payments on long-term debt offset by an increase in short-term notes payable and excess outstanding checks over cash on deposit.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in fiscal year 2005, under which the Company will loan up to $5.0 million to DNA Dreamfields. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2.2 million as of October 31, 2006 and July 31, 2006.

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received $1.3 million in December 2006 under the Act, which will be recognized as other income in the Company’s fiscal second quarter 2007. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

The following table summarizes the Company’s contractual obligations as of October 31, 2006 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$30,045	$7,371	$19,974	$2,700	$—
Durum purchase obligations	11,859	11,859	—	—	—
Warehouse obligations	2,944	1,832	1,112	—	—
Operating leases	1,095	701	385	9	—

	$45,943	$21,763	$21,471	$2,709	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2006, the Company had outstanding commitments for grain purchases totaling $11.9 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Edward O. Irion, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon the review, they have concluded that these controls and procedures are effective in alerting them, in a timely fashion, to information required to be included in the Company’s period Securities and Exchange Commission filings.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	December 15, 2006
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	December 15, 2006
Accounting Officer)