Form 10-Q
period 2007-01-31
DAKOTA GROWERS PASTA CO INC
filed 2007-03-19
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended January 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                          Yes ☐ No ☒

As of March 19, 2007, the Registrant had 13,169,382 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35	$343

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,135 and $1,080, respectively	19,160	14,441

Other receivables	314	91

Inventories	24,551	26,118

Prepaid expenses	1,594	2,007

Deferred income taxes	955	955

Total current assets	46,609	43,955

PROPERTY AND EQUIPMENT
In service	123,231	124,035
Construction in progress	6,639	4,093
	129,870	128,128
Less accumulated depreciation	(58,931)	(57,198)

Net property and equipment	70,939	70,930

INVESTMENT IN COOPERATIVE BANK	1,515	1,515

GOODWILL	16,654	16,654

OTHER ASSETS	1,059	1,195
	$136,776	$134,249

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$1,476	$704
Accounts payable	6,083	7,250
Accrued liabilities	5,465	5,957
Notes payable	8,100	—
Current portion of long-term debt	7,971	6,771

Total current liabilities	29,095	20,682

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	21,574	28,545
DEFERRED INCOME TAXES	13,111	12,417
OTHER LIABILITIES	8	34

Total liabilities	63,788	61,678

NONCONTROLLING INTERESTS	7,869	7,979

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,169,382 issued and outstanding	132	132
Additional paid-in capital	62,964	62,872
Retained earnings	1,910	1,475

Total stockholders’ equity	65,119	64,592

Total liabilities and stockholders’ equity	$136,776	$134,249

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net revenues (net of discounts and allowances of $5,837 and $6,693, respectively)	$47,174	$42,490

Cost of goods sold	42,072	38,124

Gross profit	5,102	4,366

Marketing, general and administrative expenses	3,476	4,246

Operating income	1,626	120

Other income (expense)
Interest and other income	1,201	1,032
Gain on disposition of property, equipment and other assets	13	13
Interest expense, net	(556)	(676)

Income before noncontrolling interests and income taxes	2,284	489

Noncontrolling interests	171	522

Income before income taxes	2,455	1,011

Income tax expense	958	394

Net income	1,497	617
Dividends on preferred stock	113	451

Net earnings on common stock	$1,384	$166

Net earnings per common share
Basic	$0.11	$0.01

Diluted	$0.11	$0.01

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,487	13,570

Dividends per common share	$0.14	$0.04

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended January 31,
	2007	2006

Net revenues (net of discounts and allowances of $12,556 and $13,819, respectively)	$96,106	$86,562

Cost of goods sold	84,931	76,956

Gross profit	11,175	9,606

Marketing, general and administrative expenses	6,717	8,113

Operating income	4,458	1,493

Other income (expense)
Interest and other income	1,208	1,061
Loss on disposition of property, equipment and other assets	(657)	(572)
Interest expense, net	(1,220)	(1,225)

Income before noncontrolling interests and income taxes	3,789	757

Noncontrolling interests	131	908

Income before income taxes	3,920	1,665

Income tax expense	1,529	649

Net income	2,391	1,016
Dividends on preferred stock	113	451

Net earnings on common stock	$2,278	$565

Net earnings per common share
Basic	$0.17	$0.04

Diluted	$0.17	$0.04

Weighted average common shares outstanding
Basic	13,169	13,169

Diluted	13,473	13,570

Dividends per common share	$0.14	$0.04

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended January 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,391	$1,016
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,727	3,540
Loss on disposition of property, equipment and other assets	657	572
Noncontrolling interests	(131)	(908)
Deferred income taxes	694	257
Stock-based employee compensation	92	16
Changes in assets and liabilities
Trade receivables	(4,719)	(762)
Other receivables	(223)	205
Inventories	1,567	4,089
Prepaid expenses	(85)	(756)
Other assets	6	25
Accounts payable	(1,167)	1,916
Other accrued liabilities	(492)	(236)
NET CASH FROM OPERATING ACTIVITIES	2,317	8,974

INVESTING ACTIVITIES
Purchases of property and equipment	(3,638)	(9,031)
Payments for package design costs	(222)	(89)
Proceeds from cooperative bank equity retirements	—	214
Proceeds from other investments	116	—
Other investments	(47)	—
NET CASH USED FOR INVESTING ACTIVITIES	(3,791)	(8,906)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	772	59
Net change in short-term notes payable	8,100	(2,500)
Principal payments on long-term debt	(5,771)	(4,771)
Proceeds from long-term debt borrowings	—	7,931
Dividends paid on common stock	(1,843)	(527)
Dividends paid on preferred stock	(113)	(451)
Preferred stock retirements	—	(7)
Investments by noncontrolling interests	21	76
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	1,166	(190)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(308)	(122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	343	229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35	$107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,343	$1,316

Income taxes	$1,559	$740

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2006. The information contained in the balance sheet as of July 31, 2006 was derived from the Company’s audited annual report for fiscal year 2006. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective in fiscal year 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company has adopted SAB 108 and does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS 159 will have on our financial statements.

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2007 include raw materials and packaging of $8,958,000 and finished goods of $15,593,000. Inventories at July 31, 2006 include raw materials and packaging of $6,529,000 and finished goods of $19,589,000.

NOTE 5 – LOAN AGREEMENTS

The Company has a $25 million revolving credit facility with CoBank that extends through May 30, 2007. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The balance outstanding under this revolving line of credit arrangement totaled $8.1 million as of January 31, 2007. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. The Company had $16.9 million available for borrowings under the line of credit as of January 31, 2007.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2007.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 318,000 and 401,000 for the three months ended January 31, 2007 and 2006, respectively. Dilutive securities totaled 304,000 and 401,000 for the six months ended January 31, 2007 and 2006, respectively. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2,379,000 and $2,184,000 as of January 31, 2007 and July 31, 2006, respectively.  These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

NOTE 8 – DIVIDENDS

On December 20, 2006, the Company’s Board of Directors authorized the payment of 1 cent per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of 14 cents per share on its common stock, payable on January 3, 2007 to shareholders of record as of December 20, 2006.

On December 15, 2005, the Company’s Board of Directors authorized the payment of 4 cents per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of 4 cents per share on its common stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005.

NOTE 9 – STOCK OPTIONS

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $92,000 and $16,000, for the six months ended January 31, 2007 and 2006, respectively.

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

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	1,977	$100-$1500	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2007	1,977	$100-$1500	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517
Exercised	—
Granted	272,726	$5.00	$5.00
Forfeited/Expired	—
Outstanding at January 31, 2007	658,563	$4.00-$6.25	$5.09	305,561

The fair value of the stock options granted on October 19, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.7%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 25%.

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2006, and changes during the six months ended January 31, 2007, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2006	143,320	$4.03
Granted	272,726	$5.00
Vested	(63,044)	$4.00
Forfeited/Expired	—
Nonvested at January 31, 2007	353,002	$4.78

As of January 31, 2007, there was approximately $413,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 3 years.

NOTE 10 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1,300,000 and $1,103,000 in December 2006 and 2005, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 11 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $12,586,000 as of January 31, 2007, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 12 – SUBSEQUENT EVENTS

On February 9, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with MVC Capital, Inc. (“MVC”) and La Bella Holdings, LLC (“LBH”). Pursuant to the Agreement, the Company has agreed to issue up to 1,000,000 shares of Series F Convertible Preferred Stock to MVC and up to 1,000,000 shares of common stock to LBH at a purchase price of $10.00 per share for aggregate gross proceeds of up to $20,000,000.  The proceeds of the purchase of shares by MVC and LBH will be used to fund, in part, a repurchase of common stock from the Company’s stockholders (other than MVC and LBH) pursuant to a tender offer to be made to such stockholders in the near future. The Series F Convertible Preferred Stock to be issued to MVC was created by the Company’s Board of Directors through the adoption of a Certificate of Designation creating such series of stock from the Company’s undesignated preferred stock.  The Series F Convertible Preferred Stock carries the same economic entitlements and rights with respect to the Company as does the common stock, with the exception that the Series F Convertible Preferred Stock does not carry any voting right.

The Series F Convertible Preferred Stock does not carry any liquidation preference.  The Series F Convertible Preferred Stock may be converted into common stock at any time in the discretion of the holder, MVC, upon 65 days written notice to the Company; the Series F Convertible Preferred Stock may be converted immediately upon the occurrence of certain circumstances described in the Certificate of Designation.

On February 14, 2007 the Company entered into a $20 million term loan agreement with CoBank to partially fund the tender offer to purchase up to 3,920,000 shares of our common stock at $10.00 per share in cash. Availability under the term loan is contingent upon at least 50% of the aggregate purchase price of shares in the tender offer coming from proceeds of the sale of equity securities to MVC Capital, Inc. and La Bella Holdings LLC.

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

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota, and generates a majority of its revenues from manufacturing pasta for the retail store brand, foodservice and ingredient markets. The Company’s cost of goods sold consists mainly of raw materials (primarily durum wheat), packaging, and manufacturing and distribution costs.  The Company competes through low cost production, high product quality, flexibility and customer service.

Net income for the quarter ended January 31, 2007 totaled $1.5 million compared to net income of $0.6 million for the quarter ended January 31, 2006.  Net income for the six months ended January 31, 2007 totaled $2.4 million versus $1.0 million for the six months ended January 31, 2006. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock and $1.8 million ($0.14 per share) on its common stock during the second quarter of fiscal year 2007. Net earnings per basic common share, after the effect of dividends on preferred stock, were $0.11 per share for the quarter ended January 31, 2007, compared to $0.01 per share for the quarter ended January 31, 2006. Net earnings per basic common share were $0.17 per share for the six months ended January 31, 2007 and $0.04 per share for the six months ended January 31, 2006.

The Company’s net revenues increased 11.0% for the three and six months ended January 31, 2007 when compared to the same periods of last year.  The increase resulted from higher pasta per unit selling prices and higher pasta sales volumes. Benefits derived from increased sales were partially offset by higher durum costs.  Durum prices have increased significantly during fiscal year 2007 when compared to fiscal year 2006 prices.  The Company has generally been successful in obtaining sales price increases to offset the higher durum cost.  However, the Company is uncertain whether it will be able to pass through higher durum or other input costs on a timely basis in the future. Higher mill by-product sales prices in fiscal 2007 have also helped to offset the negative impact of higher durum costs. The Company believes that the trend in higher durum costs is also being experienced by its competitors.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of January 31, 2007 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended January 31, 2007 and 2006

Net Revenues. Net revenues totaled $47.2 million for the three months ended January 31, 2007, an increase of $4.7 million, or 11.0%, compared to $42.5 million for the three months ended January 31, 2006.  Overall, pasta per unit selling prices increased 4.7% along with an increase in pasta sales volumes of 4.5%. Retail revenues increased $1.3 million, or 6.1%, due to a 6.6% increase in average selling prices offset by a 0.5% volume decline. Foodservice revenues increased $0.5 million, or 4.5%, due to a 4.9% increase in average selling prices offset by a 0.5% volume decline. Ingredient revenues increased $1.9 million, or 29.1%, due to a 20.6% volume gain and a 7.0% increase in average selling prices.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $3.8 million for the three months ended January 31, 2007, an increase of $1.0 million when compared to the same period of the prior year, primarily due to higher mill product sales prices.

Cost of Goods Sold. Cost of goods sold increased 10.4%, to $42.1 million for the three months ended January 31, 2007, compared to $38.1 million for the three months ended January 31, 2006. The increase was primarily due to higher durum costs and higher sales volumes.  Gross profit as a percentage of net revenues increased to 10.8% for the three months ended January 31, 2007, from 10.3% for the three months ended January 31, 2006.  Benefits realized from sales price increases, sales volume increases and lower per unit production costs were offset by higher durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased 18.1% to $3.5 million for the three months ended January 31, 2007, compared to $4.2 million for the three months ended January 31, 2006. The decrease was primarily due to lower consumer advertising costs associated with Dreamfields™ pasta products. MG&A expenses as a percentage of net revenues decreased to 7.4% for the three months ended January 31, 2007, from 10.0% for the comparable quarter of the prior year.

Interest and Other Income. Interest and other income totaled $1.2 million for the three months ended January 31, 2007, compared to $1.0 million for the three months ended January 31, 2006. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1.3 million and $1.1 million in December 2006 and 2005, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Interest Expense. Interest expense for the three months ended January 31, 2007 totaled $0.6 million, down $0.1 million from $0.7 million for the corresponding period of the prior year.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.2 million and $0.5 million for the three months ended January 31, 2007 and 2006, respectively.

Income Taxes. Income tax expense for the three months ended January 31, 2007 and 2006 totaled $1.0 million and $0.4 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the three months ended January 31, 2007 totaled $1.5 million compared to net income of $0.6 million for the three months ended January 31, 2006.  Net earnings available to common shareholders for the three months ended January 31, 2007 and January 31, 2006 totaled $1.4 million and $0.2 million, respectively, after reducing net income for dividends declared on Series D Delivery Preferred Stock.

Comparison of the Six Months Ended January 31, 2007 and 2006

Net Revenues. Net revenues totaled $96.1 million for the six months ended January 31, 2007, an increase of $9.5 million, or 11.0%, compared to $86.6 million for the six months ended January 31, 2006.  Overall, total pasta sales volumes increased 5.8% with ingredient sales volumes up 34.3%, while foodservice and retail sales volumes were down by 2.9% and 1.6%, respectively. Overall, pasta per unit selling prices increased 3.7% with foodservice selling prices up 6.4%, retail selling prices up 6.2% and ingredient selling prices up 5.1%.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $7.0 million and $5.4 million for the six months ended January 31, 2007 and 2006, respectively. The increase was primarily related to higher mill product sales prices.

Cost of Goods Sold. Cost of goods sold increased 10.3% to $84.9 million for the six months ended January 31, 2007, compared to $77.0 million for the six months ended January 31, 2006.  The increase was primarily due to higher durum costs and higher sales volumes.  Gross profit as a percentage of net revenues increased to 11.6% for the six months ended January 31, 2007, compared to 11.1% for the six months ended January 31, 2006. Benefits realized were offset by higher durum costs which negatively impacted gross profit.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $1.4 million, or 17.2%, to $6.7 million for the six months ended January 31, 2007, compared to $8.1 million for the six months ended January 31, 2006. The decrease was primarily due to lower consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 7.0% for the six months ended January 31, 2007, from 9.4% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $1.2 million for the six months ended January 31, 2006, compared to $1.1 million for the six months ended January 31, 2006. Substantially all of the amounts relate to payments received by the Company in December 2006 and 2005 under the Offset Act. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $0.7 million and $0.6 million during the six months ended January 31, 2007 and January 31, 2006, respectively.   The losses were related to retirements of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the six months ended January 31, 2007 and 2006 totaled $1.2 million.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.1 million and $0.9 million for the six months ended January 31, 2007 and 2006, respectively. The $0.8 million decrease was due to a reduction in the net loss reported by DNA Dreamfields for the six months ended January 31, 2007 when compared to last year.

Income Taxes.  Income tax expense for the six months ended January 31, 2007 totaled $1.5 million, compared to $0.6 million for the six months ended January 31, 2006, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the six months ended January 31, 2007 totaled $2.4 million, compared to $1.0 million for the six months ended January 31, 2006.  Net earnings available to common shareholders for the six months ended January 31, 2007 totaled $2.3 million, compared to $0.6 million for the six months ended January 31, 2007, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of January 31, 2007 totaled $17.5 million, compared to $23.3 million as of July 31, 2006.

The Company has a $25 million revolving credit facility with CoBank which extends through May 30, 2007. The balance outstanding on the line of credit was $8.1 million as of January 31, 2007, leaving $16.9 million available for borrowings as of that date. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006.

On February 9, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with MVC Capital, Inc. (“MVC”) and La Bella Holdings, LLC (“LBH”). Pursuant to the Agreement, the Company has agreed to issue up to 1,000,000 shares of Series F Convertible Preferred Stock to MVC and up to 1,000,000 shares of common stock to LBH at a purchase price of $10.00 per share for aggregate gross proceeds of up to $20,000,000.  The proceeds of the purchase of shares by MVC and LBH will be used to fund, in part, a repurchase of common stock from the Company’s stockholders (other than MVC and LBH) pursuant to a tender offer to be made to such stockholders in the near future. The Series F Convertible Preferred Stock to be issued to

MVC was created by the Company’s Board of Directors through the adoption of a Certificate of Designation creating such series of stock from the Company’s undesignated preferred stock.  The Series F Convertible Preferred Stock carries the same economic entitlements and rights with respect to the Company as does the common stock, with the exception that the Series F Convertible Preferred Stock does not carry any voting right.   The Series F Convertible Preferred Stock does not carry any liquidation preference.  The Series F Convertible Preferred Stock may be converted into common stock at any time in the discretion of the holder, MVC, upon 65 days written notice to the Company; the Series F Convertible Preferred Stock may be converted immediately upon the occurrence of certain circumstances described in the Certificate of Designation.

On February 14, 2007, the Company entered into a $20 million term loan agreement with CoBank to partially fund the tender offer to purchase up to 3,920,000 shares of our common stock at $10.00 per share in cash. Availability under the term loan is contingent upon at least 50% of the aggregate purchase price of shares in the tender offer coming from proceeds of the sale of equity securities to MVC Capital, Inc. and La Bella Holdings LLC.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2007 and the date of this filing.

Net cash from operating activities totaled $2.3 million and $9.0 million for the six months ended January 31, 2007 and 2006, respectively. Significant items contributing to this decrease were changes in inventories, trade receivables and accounts payable.

Net cash used for investing activities totaled $3.8 million and $8.9 million for the six months ended January 31, 2007 and 2006, respectively.  The majority of these cash outlays related to capital expenditures for equipment at the New Hope facility.

Net cash from financing activities totaled $1.2 million for the six months ended January 31, 2007, compared to net cash used for financing activities of $0.2 million for the six months ended January 31, 2006.  The $1.2 million of net cash from financing activities for the six months ended January 31, 2007 included $8.1 million in borrowings under the revolving credit facility with CoBank.  The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock and $1.8 million ($0.14 per share) on its common stock during the second quarter of fiscal year 2007. The Company paid dividends of $0.5 million ($0.04 per share) on its Series D Delivery Preferred Stock and $0.5 million ($0.04 per share) on its common stock during the second quarter of fiscal year 2006.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005, under which the Company will loan up to $5.0 million to DNA Dreamfields on a revolving basis through May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2.4 million and $2.2 million as of January 31, 2007 and July 31, 2006, respectively.

The following table summarizes the Company’s contractual obligations as of January 31, 2007 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$29,545	$7,971	$19,974	$1,600	$—
Durum purchase obligations	12,586	12,586	—	—	—
Warehouse obligations	2,462	1,776	686	—	—
Operating leases	774	442	327	5	—

	$45,367	$22,775	$20,987	$1,605	$—

The Company forward contracts for a certain portion of its future durum wheat requirements. At January 31, 2007, the Company had outstanding commitments for grain purchases totaling $12.6 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill and are not derivative in nature as they have no net settlement provision and are not transferable.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 6, 2007. The following proposals were presented for stockholder consideration at the Annual Meeting:

•                  The election of three directors to serve as Class II directors.

•                  Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2007.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 5, 2006, to serve as directors on the Board of Directors of the Company.  Following are the results for the election of directors:

	Shares Voted For	Shares Withheld
Class II directors:

Roger A. Kenner	7,522,843	631,488
Jeffrey O. Topp	7,467,696	686,635
Eugene J. Nicholas	7,489,146	665,185

The newly elected Class II directors, Roger A. Kenner, Jeffrey O. Topp and Eugene J. Nicholas, will serve three year terms ending with the annual meeting in 2010. John S. Dalrymple III, James F. Link, John D. Rice, Jr. and Michael T. Tokarz will continue serving as directors until the annual meeting in 2009. Allyn K. Hart, Curtis R. Trulson and Michael E. Warner will continue serving as directors until the annual meeting in 2008.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2007, as follows:

Shares Voted For	7,897,922
Shares Voted Against	33,013
Shares Abstained	223,396

ITEM 6.   EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	March 19, 2007
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	March 19, 2007
Accounting Officer)