Form 10-Q
period 2007-04-30
DAKOTA GROWERS PASTA CO INC
filed 2007-06-14
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

or

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

Yes  ☐   No ☒

As of June 14, 2007, the Registrant had 10,192,413 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	April 30, 2007	July 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$219	$343

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,075 and $1,080, respectively	16,707	14,441

Other receivables	242	91

Inventories	28,329	26,118

Prepaid expenses	1,741	2,007

Deferred income taxes	955	955

Total current assets	48,193	43,955

PROPERTY AND EQUIPMENT
In service	130,836	124,035
Construction in progress	1,730	4,093
	132,566	128,128
Less accumulated depreciation	(60,455)	(57,198)

Net property and equipment	72,111	70,930

INVESTMENT IN COOPERATIVE BANK	1,310	1,515

GOODWILL	16,654	16,654

OTHER ASSETS	1,123	1,195

	$139,391	$134,249

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	April 30, 2007	July 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$2,091	$704
Accounts payable	5,275	7,250
Accrued liabilities	5,512	5,957
Notes payable	7,200	—
Current portion of long-term debt	8,876	6,771

Total current liabilities	28,954	20,682

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	21,890	28,545
DEFERRED INCOME TAXES	13,589	12,417
OTHER LIABILITIES	—	34

Total liabilities	64,433	61,678

NONCONTROLLING INTERESTS	7,875	7,979

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Common stock, $.01 par value, 75,000,000 shares authorized, 13,174,932 and 13,169,382 issued and outstanding as of April 30, 2007 and July 31, 2006, respectively	132	132
Additional paid-in capital	63,046	62,872
Retained earnings	3,792	1,475

Total stockholders’ equity	67,083	64,592

Total liabilities and stockholders’ equity	$139,391	$134,249

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	April 30,
	2007	2006
Net revenues (net of discounts and allowances of $5,939 and $6,130, respectively)	$46,084	$41,968

Cost of goods sold	39,250	35,565

Gross profit	6,834	6,403

Marketing, general and administrative expenses	3,188	3,356

Operating income	3,646	3,047

Other income (expense)
Interest and other income (expense)	(15)	(21)
Gain on disposition of property, equipment and other assets	9	13
Interest expense, net	(548)	(626)

Income before noncontrolling interests and income taxes	3,092	2,413

Noncontrolling interests	(6)	24

Income before income taxes	3,086	2,437

Income tax expense	1,204	950

Net income	$1,882	$1,487

Net earnings per common share
Basic	$0.14	$0.11

Diluted	$0.14	$0.11

Weighted average common shares outstanding
Basic	13,170	13,169

Diluted	13,540	13,590

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006
Net revenues (net of discounts and allowances of $18,495 and $19,949, respectively)	$142,190	$128,530

Cost of goods sold	124,178	112,521

Gross profit	18,012	16,009

Marketing, general and administrative expenses	9,908	11,469

Operating income	8,104	4,540

Other income (expense)
Interest and other income	1,193	1,041
Loss on disposition of property, equipment and other assets	(649)	(559)
Interest expense, net	(1,767)	(1,850)

Income before noncontrolling interests and income taxes	6,881	3,172

Noncontrolling interests	125	931

Income before income taxes	7,006	4,103

Income tax expense	2,733	1,599

Net income	4,273	2,504
Dividends on preferred stock	(113)	(451)

Net earnings on common stock	$4,160	$2,053

Net earnings per common share
Basic	$0.32	$0.16

Diluted	$0.32	$0.16

Weighted average common shares outstanding
Basic	13,170	13,169

Diluted	13,495	13,576

Dividends per common share	$0.14	$0.04

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,273	$2,504
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,298	5,366
Undistributed patronage capital from cooperatives	(27)	(29)
Loss on disposition of property, equipment and other assets	649	559
Noncontrolling interests	(125)	(931)
Deferred income taxes	1,172	634
Stock-based employee compensation	152	41
Changes in assets and liabilities
Trade receivables	(2,266)	(1,502)
Other receivables	(151)	308
Inventories	(2,211)	3,719
Prepaid expenses	(131)	(846)
Other assets	(23)	36
Accounts payable	(1,975)	(420)
Other accrued liabilities	(445)	(319)
NET CASH FROM OPERATING ACTIVITIES	4,190	9,120

INVESTING ACTIVITIES
Purchases of property and equipment	(4,591)	(9,673)
Payments for package design costs	(398)	(135)
Proceeds from cooperative bank equity retirements	232	568
Proceeds from other investments	116	—
Other investments	(47)	—
NET CASH USED FOR INVESTING ACTIVITIES	(4,688)	(9,240)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	1,387	(62)
Net change in short-term notes payable	7,200	(4,000)
Principal payments on long-term debt	(6,271)	(4,771)
Principal payments under capital lease obligation	(59)	—
Proceeds from long-term debt borrowings	30	9,931
Dividends paid on common stock	(1,843)	(527)
Dividends paid on preferred stock	(113)	(451)
Preferred stock retirements	—	(7)
Issuance of common stock	22	—
Investments by noncontrolling interests	21	77
NET CASH FROM FINANCING ACTIVITIES	374	190

NET CHANGE IN CASH AND CASH EQUIVALENTS	(124)	70
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	343	229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$219	$299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$2,086	$2,201

Income taxes	$2,119	$903

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of pasta equipment through capital lease obligation	$1,750	$—

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

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2006. The information contained in the balance sheet as of July 31, 2006 was derived from the Company’s audited annual report for fiscal year 2006. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  FIN No. 48 also provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will be required to adopt FIN No. 48 for the fiscal year beginning August 1, 2007. The Company does not expect this Statement to have a material impact on its financial statements upon adoption.  However, future changes in the Company’s income tax situation may have a material impact on the Company’s financial statements as a result of this Statement.

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective in fiscal year 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

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

NOTE 4 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2007 include raw materials and packaging of $7,870,000 and finished goods of $20,459,000. Inventories at July 31, 2006 include raw materials and packaging of $6,529,000 and finished goods of $19,589,000.

NOTE 5 — LOAN AGREEMENTS

Effective May 31, 2007, the Company secured a $25 million revolving credit facility with CoBank that extends through May 29, 2008. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. Balances

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

outstanding under this revolving line of credit arrangement totaled $7.2 million as of April 30, 2007. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. The Company had $17.8 million available for borrowings under the line of credit as of April 30, 2007.

On February 14, 2007 the Company entered into a $20 million term loan agreement with CoBank to partially fund the tender offer to purchase up to 3,920,000 shares of the Company’s common stock at $10.00 per share in cash. Availability under the term loan was contingent upon at least 50% of the aggregate purchase price of the shares in the tender offer coming from proceeds of the sale of equity securities to MVC Capital, Inc. and La Bella Holdings LLC. The Company must repay this term loan in 14 equal quarterly installments beginning in May 2011 and concluding in August 2014.  Interest on the term loan is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to EBITDA. The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. In connection with the term loan agreement noted above, the Company entered into an amendment of its Master Loan Agreement with CoBank which changed certain loan covenant requirements.  The Company was in compliance with all financial covenants required under debt agreements as of April 30, 2007.

NOTE 6 — EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 370,000 and 421,000 for the three months ended April 30, 2007 and 2006, respectively. Dilutive securities included in the calculation of diluted weighted average common shares totaled 325,000 and 407,000 for the nine months ended April 30, 2007 and 2006, respectively.  As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2,424,000 and $2,184,000 as of April 30, 2007 and July 31, 2006, respectively.  These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
NOTE 8 — DIVIDENDS

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

NOTE 9 — STOCK OPTIONS

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $152,000 and $41,000 for the nine months ended April 30, 2007 and 2006, respectively.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at April 30, 2007	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517
Exercised	(5,550)	$4.00	$4.00
Granted	272,726	$5.00	$5.00
Forfeited/Expired	—
Outstanding at April 30, 2007	653,013	$4.00-$6.25	$5.10	317,243

The fair value of the stock options granted on October 19, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.7%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 25%.

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2006, and changes during the nine months ended April 30, 2007, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2006	143,320	$4.03
Granted	272,726	$5.00
Vested	(80,276)	$4.05
Forfeited/Expired	—
Nonvested at April 30, 2007	335,770	$4.81

As of April 30, 2007, there was approximately $354,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 2.5 years.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 11 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $12,384,000 as of April 30, 2007, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 12 — CAPITAL LEASE

On March 30, 2007, the Company entered into a lease agreement for certain pasta equipment valued at $1.75 million.  The equipment lease, which has a term of 5 years expiring on March 31, 2012, is classified as a capital lease.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of April 30, 2007 (in thousands):

Year ending July 31:
2007	$103
2008	413
2009	413
2010	413
2011	413
Later Years	241
Total Minimum lease payments	1,996
Less: Amount representing interest	(305)
Present value of net minimum lease payments	$1,691

NOTE 13 — SUBSEQUENT EVENTS

On May 10, 2007, the Company closed the sale of 1 million shares of Series F convertible preferred stock to MVC Capital, Inc. (“MVC”) and the sale of 1 million shares of common stock to LaBella Holdings, LLC at a purchase price of $10.00 per share. The Company also received $20 million in loan proceeds under a term loan agreement with CoBank.  With the net proceeds of $38.8 million from these financing transactions and working capital provided by the Company, Dakota Growers purchased 3,917,519 shares of common stock that had been

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

properly tendered to the Company at $10.00 per share net in cash pursuant to the Company’s tender offer, which expired on April 27, 2007.

The Series F convertible preferred stock issued to MVC was created by the Company’s Board of Directors through the adoption of a Certificate of Designation creating such series of stock from the Company’s undesignated preferred stock.  The Series F convertible preferred stock carries the same economic entitlements and rights with respect to the Company as does the common stock, with the exception that the Series F convertible preferred stock does not carry any voting right.  The Series F convertible preferred stock does not carry any liquidation preference.  The Series F convertible preferred stock may be converted into common stock at any time in the discretion of the holder, MVC, upon 65 days written notice to the Company; the Series F convertible preferred stock may be converted immediately upon the occurrence of certain circumstances described in the Certificate of Designation.  MVC converted 65,000 shares of common stock to Series F convertible preferred stock on May 8, 2007.

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

Net income for the quarter ended April 30, 2007 totaled $1,882,000 compared to net income of $1,487,000 for the quarter ended April 30, 2006.  Net income for the nine months ended April 30, 2007 totaled $4,273,000 versus $2,504,000 for the nine months ended April 30, 2006. Net earnings per basic common share for the quarter ended April 30, 2007 were $0.14 per share compared to $0.11 per share for the quarter ended April 30, 2006. Net earnings per basic common share, after the effect of dividends on the Company’s Series D Delivery Preferred Stock, were $0.32 per share for the nine months ended April 30, 2007 and $0.16 per share for the nine months ended April 30, 2006.  The Company paid dividends of $113,000 ($0.01 per share) on its Series D Delivery Preferred Stock and $1,843,000 ($0.14 per share) on its common stock during the second quarter of fiscal year 2007.

The Company’s net revenues increased 9.8% for the quarter ended April 30, 2007 and 10.6% for the nine months ended April 30, 2007 when compared to the same periods of the prior year. The increase resulted from higher pasta per unit selling prices and higher pasta sales volumes. Benefits derived from increased sales were partially offset by higher durum costs.  Durum prices have increased significantly during fiscal year 2007 when compared to fiscal year 2006 prices.  The Company has generally been successful in obtaining sales price increases to offset the higher durum cost.  However, the Company is uncertain whether it will be able to pass through higher durum or other input costs on a timely basis in the future. Higher mill by-product sales prices in fiscal 2007 have helped to offset the negative impact of higher durum costs. The Company believes that the trend of higher durum costs is also being experienced by its competitors.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due and our historical experience. If the financial condition of our customers deteriorates, additional allowances may be required in the future. Any such additional allowances could have an adverse impact on our future operating results.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of April 30, 2007 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended April 30, 2007 and 2006

Net Revenues. Net revenues totaled $46.1 million for the three months ended April 30, 2007, an increase of 9.8%, compared to $42.0 million for the three months ended April 30, 2006. Pasta per unit selling prices increased 7.7% while pasta sales volumes increased 0.7%.  Retail revenues during the three months ended April 30, 2007 increased $0.9 million, or 4.6% in comparison to the comparable period in 2006, due to a 9.0% increase in average selling prices offset by a 4.0% decrease in volume.  Foodservice revenues increased $1.7 million, or 14.0%, due to a 9.5% increase in sales volumes and a 4.1% increase in average selling prices. Co-pack and governmental sales included in the retail and foodservice amounts contributed to the increases in each of those categories. Ingredient revenues increased $0.7 million, or 9.5%, due to a 10.9% increase in average selling prices offset by a 1.2% decrease in volume.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from such mill product sales totaled $3.8 million for the three months ended April 30, 2007, an increase of $0.8 million when compared to the same period of the prior year, primarily due to higher mill product sales prices.

Cost of Goods Sold. Cost of goods sold increased $3.7 million, or 10.4%, to $39.3 million for the three months ended April 30, 2007, compared to $35.6 million for the three months ended April 30, 2006. The increase was primarily due to higher durum costs.  Gross profit as a percentage of net revenues decreased to 14.8% for the three months ended April 30, 2007 from 15.3% for the three months ended April 30, 2006 as revenue gains were largely offset by higher durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased 5.0% to $3.2 million for the three months ended April 30, 2006, compared to $3.4 million for the three months ended April 30, 2007. The decrease was partially attributable to costs recognized in the third quarter of fiscal year 2006 related to the severance agreement with Thomas P. Friezen, who resigned as the Company’s Chief Financial Officer in February 2006. MG&A expenses as a percentage of net revenues decreased to 6.9% for the three months ended April 30, 2007, from 8.0% for the comparable quarter of the prior year.

 Interest Expense. Interest expense for the three months ended April 30, 2007 totaled $0.5 million, down $0.1 million from $0.6 million for the corresponding period of the prior year.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net income/loss allocable to other members of DNA Dreamfields.  The income allocated to other members for the three months ended April 30, 2007 totaled $6,000 compared to the loss allocated to the other members of $24,000 for the three months ended April 30, 2006.

Income Taxes. Income tax expense for the three month periods ended April 30, 2007 and 2006 totaled $1.2 million and $1.0 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the three months ended April 30, 2007 totaled $1.9 million compared to net income of $1.5 million for the three months ended April 30, 2006.

Comparison of the Nine Months Ended April 30, 2007 and 2006

Net Revenues. Net revenues totaled $142.2 million for the nine months ended April 30, 2007, an increase of $13.7 million, compared to $128.5 million for the nine months ended April 30, 2006.  Total pasta sales volumes increased 4.1% with ingredient and foodservice sales volumes up 21.3% and 0.9%, respectively, while retail sales volumes were down by 2.4%. Overall, pasta per unit selling prices increased 5.0% with retail selling prices up 7.0%, ingredient selling prices up 6.6% and foodservice selling prices up 5.7%.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from such mill product sales totaled $10.8 million and $8.4 million for the nine months ended April 30, 2007 and 2006, respectively. The increase was primarily related to higher mill product sales prices.

Cost of Goods Sold. Cost of goods sold increased $11.7 million, or 10.4%, to $124.2 million for the nine months ended April 30, 2007, compared to $112.5 million for the nine months ended April 30, 2006.  The increase was primarily due to higher durum costs and higher sales volumes. Gross profit as a percentage of net revenues increased to 12.7% for the nine months ended April 30, 2007, compared to 12.5% for the nine months ended April 30, 2006.  Benefits realized were offset by higher durum costs which negatively impacted gross profit.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $1.6 million, or 13.6%, to $9.9 million for the nine months ended April 30, 2007, compared to $11.5 million for the nine months ended April 30, 2006. The decrease was primarily due to lower consumer advertising and marketing costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 7.0% for the nine months ended April 30, 2007, from 8.9% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $1.2 million for the nine months ended April 30, 2007 compared to $1.0 million for the nine months ended April 30, 2006. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1.3 million and $1.1 million in December 2006 and 2005, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $0.6 million during the nine months ended April 30, 2007 and 2006.  The losses were related to retirements of certain equipment in conjunction with the capital projects at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the nine months ended April 30, 2007 and 2006 totaled $1.8 million and $1.9 million, respectively.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.1 million and $0.9 million for the nine months ended April 30, 2007 and 2006, respectively. The $.8 million decrease was due to a reduction in the net loss reported by DNA Dreamfields for the nine months ended April 30, 2007 when compared to last year.

Income Taxes.  Income tax expense for the nine months ended April 30, 2007 totaled $2.7 million compared to $1.6 million for the nine months ended April 30, 2006, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the nine months ended April 30, 2007 totaled $4.3 million, compared to $2.5 million for the nine months ended April 30, 2006.  Net earnings available to common shareholders for the nine months ended April 30, 2007 totaled $4.2 million, compared to $2.1 million for the nine months ended April 30, 2006, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of April 30, 2007 totaled $19.2 million compared to $23.3 million as of July 31, 2006.

Effective May 31, 2007, the Company secured a $25 million revolving credit facility with CoBank that extends through May 29, 2008. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. Balances outstanding under this revolving line of credit arrangement totaled $7.2 million as of April 30, 2007. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. The Company had $17.8 million available for borrowings under the line of credit as of April 30, 2007.

On February 14, 2007 the Company entered into a $20 million term loan agreement with CoBank to partially fund the tender offer to purchase up to 3,920,000 shares of our common stock at $10.00 per share in cash. Availability under the term loan was contingent upon at least 50% of the aggregate purchase price of the shares in the tender offer coming from proceeds of the sale of equity securities to MVC Capital, Inc. and La Bella Holdings, LLC. The Company must repay this term loan in 14 equal quarterly installments beginning in May 2011 and concluding in August 2014.  Interest on the term loan is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to EBITDA. The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. In connection with the term loan agreement noted above, the Company entered into an amendment of its Master Loan Agreement with CoBank which changed certain loan covenant requirements. The Company was in compliance with all financial covenants required under debt agreements as of April 30, 2007.

On May 10, 2007, the Company closed the sale of 1 million shares of Series F convertible preferred stock to MVC Capital, Inc. and the sale of 1 million shares of common stock to LaBella Holdings, LLC at a purchase price of $10.00 per share.  The Company also received $20 million in loan proceeds under a term loan agreement with CoBank.  With the net proceeds of $38.8 million from these financing transactions and working capital provided by the Company, Dakota Growers accepted 3,917,519 shares of common stock that had been properly tendered to the Company at $10.00 per share net in cash pursuant to the Company’s tender offer, which expired on April 27, 2007.

Net cash from operating activities totaled $4.2 million and $9.1 million for the nine months ended April 30, 2007 and 2006, respectively. Significant items contributing to this decrease were changes in inventories, trade receivables and accounts payable.

Net cash used for investing activities totaled $4.7 million and $9.2 million for the nine months ended April 30, 2007 and 2006, respectively.  The majority of these cash outlays related to capital expenditures for equipment at the New Hope facility.

Net cash from financing activities totaled $0.4 million and $0.2 million for the nine months ended April 30, 2007 and 2006, respectively.  The $0.4 million of net cash from financing activities for the nine months ended April 30, 2007 included $7.2 million in borrowings under the revolving credit facility with CoBank.  The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock and $1.8 million ($0.14 per share) on its common stock during the second quarter of fiscal year 2007. The Company paid dividends of $0.5 million ($0.04 per share) on its Series D Delivery Preferred Stock and $0.5 million ($0.04 per share) on its common stock during the second quarter of fiscal year 2006.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in the fourth quarter of fiscal year 2005, under which the Company will loan up to $5.0 million to DNA Dreamfields on a revolving basis through May 31, 2010. The balances outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2.4 million and $2.2 million as of April 30, 2007 and July 31, 2006, respectively. These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

The following table summarizes the Company’s contractual obligations as of April 30, 2007 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$29,075	$8,571	$19,974	$530	$—
Capital leases	1,691	305	1,052	334	—
Interest on long-term obligations (1)	3,882	1,750	2,118	14	—
Durum purchase obligations	12,384	12,384	—	—	—
Warehouse obligations	1,981	1,720	261	—	—
Operating leases	668	369	299	—	—

	$49,681	$25,099	$23,704	$878	$—

(1) Based on interest rates as of April 30, 2007.

The Company forward contracts for a certain portion of its future durum wheat requirements. At April 30, 2007, the Company had outstanding commitments for grain purchases totaling $12.4 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Timothy J. Dodd, and Chief Financial Officer, Edward O. Irion, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon the review, they have concluded that these controls and procedures are effective in alerting them, in a timely fashion, to information required to be included in the Company’s periodic Securities and Exchange Commission filings.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2007 the Company entered into a Stock Purchase Agreement (“Agreement”) with MVC Capital, Inc. (“MVC”) and La Bella Holdings, LLC (“LBH”).  On May 10, 2007, the Company completed the transactions pursuant to the Agreement, in which MVC acquired 1,000,000 shares of Series F Convertible Preferred Stock and LBH acquired 1,000,000 shares of common stock for a price of $10 per share. The proceeds from the sale of shares to MVC and LBH were used to fund, in part, a repurchase of common stock from the Company’s stockholders (other than MVC and LBH) pursuant to a tender offer made to stockholders.  Based on the manner of sale and representations of MVC and LBH in the Stock Purchase Agreement,  including a representation by each as to its status as an accredited investor within the meaning of Rule 501 of Regulation D, the Company believes that the issuance of securities to MVC Capital, Inc. and La Bella Holdings, LLC were private placements not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D thereof.  The Company therefore believes the offer and sale of the shares to MVC and LBH was exempt from the registration requirements of the Securities Act.

The following table provides information about the shares purchased by the Company in connection with the tender offer:

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price Paid	Purchased As Part of	That May Yet Be Purchased
Period	Shares Purchased (1)	Per Share	Publicly Announced Program	Under the Program

February - April 2007	Not Applicable	Not Applicable	Not Applicable	Not Applicable

May 2007	3,917,519	$10.00	3,917,519	None

(1)          On March 26, 2007, the Company commenced a tender offer to purchase up to 3,920,000 shares of the Company’s common stock at $10.00 per share in cash. The tender offer expired on April 27, 2007. The Company completed the purchase of shares pursuant to the tender offer in early May 2007.

During April 2007, two of the Company’s employees exercised options for the purchase of a total of 5,550 shares of the Company’s common stock.  The aggregate consideration received by the Company for the issuance of those shares was $22,200.  The shares were issued in private placement transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibits

10.1         Stock Purchase Agreement between and among Dakota Growers Pasta Company, Inc., MVC Capital, Inc. and La Bella Holdings, LLC, dated February 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.2         Multiple Advance Term Loan Supplement, Loan No. RIE539T07 between CoBank ACB and Dakota Growers Pasta Company, Inc. dated February 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.3         Multiple Advance Term Loan Supplement, Loan No. RIE539T06A between CoBank ACB and Dakota Growers Pasta Company, Inc. dated February 14, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.4         Amendment to Master Loan Agreement between CoBank, ACB and Dakota Growers Pasta Company, Inc. dated February 14, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.5         Extended Term Schedule A dated March 30, 2007 between the Company and Farm Credit Leasing Services Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2007).

10.6         Master Lease Agreement dated March 6, 2002 and related Schedule A dated March 29, 2002 between Dakota Growers Pasta Company and Farm Credit Leasing Services Corporation. (incorporated by reference to Exhibit 10.2 from the Company’s Pre-Effective Amendment No. 2 to Form S-4 Registration Statement, File No. 333-81946, dated April 19, 2002).

10.7         Temporary Extension of Term Loan Supplement RIE539T07 between Dakota Growers Pasta Company, Inc. and CoBank, ACB, dated April 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.8         Amendment to the Master Loan Agreement between Dakota Growers Pasta Company, Inc. and CoBank, ACB, dated April 25, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2007).

10.9         Statused Revolving Credit Supplement between the Company and CoBank, ABC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2007).

10.10       Non-Revolving Credit Supplement between the Company and CoBank, ABC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2007).

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

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	June 14, 2007

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	June 14, 2007