Form 10-K
period 2007-07-31
DAKOTA GROWERS PASTA CO INC
filed 2007-10-29
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2007

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

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 29, 2007, the Registrant had 10,192,413 shares of common stock, par value $0.01 per share, outstanding.

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

Pasta Industry and Markets

The Company estimates North American annual dry pasta demand to be roughly 4.0 billion pounds, including pasta used in dinners, side dishes and meal solutions. Based on the Company’s analysis of the marketplace and trade and industry information, the Company believes dry pasta consumption has increased slightly over the last three years.  In addition to the domestic market for dry pasta, much smaller domestic markets exist for refrigerated and frozen pasta.

The Pasta industry identifies domestic dry pasta into two basic markets: retail and institutional. The Company recognizes the institutional market as being comprised of ingredient and foodservice sales.

Retail Market

The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. The Company estimates that Barilla, New World Pasta Company and American Italian Pasta Company account for over 70% of the branded retail market. The Company focuses almost all of its Retail marketing efforts on private label sales. The market leaders in private label sales are American Italian Pasta Company and Dakota Growers, together representing over 80% of private label sales. A small portion of the Retail market consists of sales to federal and state government entities.

DNA Dreamfields Company, LLC (“DNA Dreamfields”), of which the Company held a 47% economic ownership as of July 31, 2007, launched a low digestible carbohydrate pasta under the DreamfieldsTM brand name in 2004.  DreamfieldsTM pasta has maintained slightly over a 1% dollar share of the traditional grocery channel pasta market during the last three years based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.  DreamfieldsTM pasta also has 65% lower glycemic index than regular pasta.  The Company completed the purchase of 100% of DNA Dreamfields in September 2007.

In 2005, a new trend toward high fiber products developed. While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products continues to grow.  DreamfieldsTM pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits.  Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

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

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing.  Co-pack sales comprised approximately 6%, 3% and 1% of the Company’s net revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

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

The pasta products manufactured by the Company consist of over 80 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency and production capacity reasons, and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprised approximately 2% of net sales for each of the years ended July 31, 2007, 2006 and 2005.

The Company has an agreement with Gruppo Euricom, an Italian pasta manufacturer, to distribute Gruppo Euricom’s Italian pasta and rice products in the United States and Canada.  These products are primarily private label retail and foodservice products. Sales of imported products comprised approximately 1% to 2% of the Company’s net revenues in each of the last three fiscal years.

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

In addition to its pasta products, the Company markets semolina, durum wheat flour and other flour blends to other food product manufacturers as market conditions allow. Lower grade second clear flours and millfeed by-products of the durum milling process are sold primarily for animal feed.  Non-pasta sales represented approximately 8%, 7% and 7% of the Company’s net revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of third party brokers retained by the Company. These brokers receive commissions based upon sales of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products. One customer, U.S. Foodservice, accounted for approximately 12%, 12% and 13% of net revenues for the years ended July 31, 2007, 2006 and 2005, respectively. The Company’s top 10 customers accounted for 50% of revenues in fiscal year 2007, 50% of revenues in fiscal year 2006 and 52% of revenues in fiscal year 2005.  Pasta revenues consisted of 49% Retail and 51% Institutional for fiscal year 2007, 51% Retail and 49% Institutional for fiscal year 2006, and 53% Retail and 47% Institutional for fiscal year 2005.

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

The Company markets its products in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co.® label to date has slight penetration in local area markets in the Dakotas and Minnesota and its Pasta Sanita® label is sold in small niches ranging from the upper Midwest to select markets in the Northeast United States.  DreamfieldsTM pasta has maintained slightly over a 1% dollar share of the traditional grocery channel pasta market during the last year based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.

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

In the Foodservice market, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s main competitors in the Foodservice market are American Italian Pasta Company, A. Zerega’s Sons, Inc., and Barilla, as well as foreign competitors that sell product in the United States. The Company’s Dakota Growers Pasta Co.®, Pasta Sanita® and Pasta Growers® foodservice brands are sold throughout the United States to independent distributors and national chain accounts. The Company has an exclusive distribution agreement with New World Pasta under which the Company is licensed to use the Ronzoni, Prince, San Giorgio and Mrs. Weiss brands in the Foodservice market.

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

The competitive environment in the pasta industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry experienced restructuring over the past few years which reduced the excess pasta production capacity to what the Company believes is roughly 15% - 20%.  Barilla completed the construction of a plant in Avon, NY, which became operational in mid–2007.

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

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. U.S. Customs and Border Protection (Customs) distributes antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “ Offset Act”). The Company received net payments of $1.3 million, $1.1 million and $0.4 million in fiscal years 2007, 2006 and 2005, respectively, under the Offset Act. These amounts have been classified as other income.  The company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon futures events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

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

Employees

As of October 17, 2007, the Company had 435 employees, 140 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2007 and September 30, 2008. The Company considers its employee relations to be very good.

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

Investors Relations

Dakota Growers Pasta Company, Inc.

One Pasta Ave

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

Competitive Environment

Both the U.S. pasta industry and global pasta industry are extremely competitive. The Company competes in all dry pasta markets – retail store brand, foodservice and ingredient, with larger, national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. Developments over the last few years have reduced the level of excess capacity in the domestic pasta industry, although future fluctuations in available capacity are sure to occur.  Some competitors may have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

No Public Market for Shares of the Company’s Common Stock and Preferred Stock

Currently no established public trading market exists for the shares of Common Stock and Preferred Stock of the Company, and an active trading market may never develop. The Company maintains no obligation to seek or to obtain a listing on a national market. As a result, you may not be able to readily resell your shares in the Company.

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

Pasta, Semolina, Mill By-Product Prices; Durum Wheat and Other Input Costs

The Company’s profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products. The supply and price of durum wheat are subject to market conditions and are influenced by many factors beyond the Company’s control including weather patterns affecting durum wheat production, governmental programs and regulations, insects, and plant diseases. Such volatility with respect to the price of the basic raw material for the Company’s products leaves the Company subject to wide variation in its costs from year to year. Durum market prices have increased over the last year with a dramatic increase over the last two months. Future increases in durum costs could have a material adverse effect on operating profits unless we are able to pass cost increases on to our customers. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

Increases in other input costs, such as packaging materials, ingredients and fuel costs, could adversely affect us. The costs of packaging materials, ingredients and fuel have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.

Changes in sales prices of our products often lag behind changes in input costs.  Competitive pressures may also limit our ability to increase sales prices timely in response to higher input costs.  If the Company is unable to increase sales prices to offset increases in raw materials, packaging, fuel costs or other input costs, operating margins and profits could be materially adversely affected.

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

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

Dakota Growers owns and operates a milling facility in North Dakota, and pasta plants in North Dakota and Minnesota. The Company owns the warehouse facilities at the pasta plants. These facilities are supplemented by public warehouses in California, Kansas, Minnesota, New York, North Dakota, Oregon, Ohio and Washington where inventory is maintained and redistributed for the needs of specific customers.

Dakota Growers continues to invest in technologies to improve operational efficiencies, and information technology to provide enterprise visibility to all facilities and activities within the supply chain. These information systems encompass communications, data collection, data storage, process management and record management to ensure the Company is providing a superior level of service to our customers while attempting to reduce operating and administrative expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 11, 2007 there were 1,242 holders of the Company’s Common Stock.

Ownership of shares of Common Stock may be transferred subject only to the requirements of the applicable securities laws.  Holders of Series D Delivery Preferred Stock have a delivery right, but not a delivery obligation, to sell durum to the Company.  The Company must approve all transfers of shares of Series D Delivery Preferred Stock.

Variable Investment Advisers, Inc. (VIA) has established an Alternative Trading System (ATS) to facilitate trading of the Company’s Common Stock. We do not implicitly or explicitly endorse VIA or their web site, and we are not responsible for products and services that VIA provides. We do not stand behind VIA or receive any fees from them in connection with the services offered on their web site. A link to the web site of VIA is available through the “Investors” portion of the Company’s website at www.dakotagrowers.com. VIA has been instructed by the Company to suspend trading on the ATS until further notice as the Company considers strategic alternatives.

Trading volumes of the Company’s Common Stock have been minimal to date.

On February 9, 2007 the Company entered into a Stock Purchase Agreement (“Agreement”) with MVC Capital, Inc. (“MVC”) and La Bella Holdings, LLC (“LBH”).  On May 10, 2007, the Company completed the transactions pursuant to the Agreement, in which MVC acquired 1,000,000 shares of Series F Convertible Preferred Stock and LBH acquired 1,000,000 shares of common stock for a price of $10 per share. The proceeds from the sale of shares to MVC and LBH were used to fund, in part, a repurchase of common stock from the Company’s stockholders (other than MVC and LBH) pursuant to a tender offer made to stockholders.  Based on the manner of sale and representations of MVC and LBH in the Stock Purchase Agreement,  including a representation by each as to its status as an accredited investor within the meaning of Rule 501 of Regulation D, the Company believes that the issuance of securities to MVC Capital, Inc. and La Bella Holdings, LLC were private placements not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D thereof.  The Company therefore believes the offer and sale of the shares to MVC and LBH were exempt from the registration requirements of the Securities Act.

The following table provides information about the shares purchased by the Company in connection with the tender offer:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

May 2007	3,917,519	$10.00	3,917,519	None

(1)                                  On March 26, 2007, the Company commenced a tender offer to purchase up to 3,920,000 shares of the Company’s common stock at $10.00 per share in cash.   The tender offer expired on April 27, 2007. The Company completed the purchase of shares pursuant to the tender offer in early May 2007.

During April 2007, two of the Company’s employees exercised options for the purchase of 5,550 shares of the Company’s common stock.  The aggregate consideration received by the Company for the issuance of those shares was $22,200.  The shares were issued in private placement transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

On December 14, 2006, the Company’s Board of Directors authorized the payment of $0.01 per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of $0.14 per share on its common stock, payable on January 3, 2007 to shareholders of record as of December 20, 2006.

On December 15, 2005, the Company’s Board of Directors authorized the payment of $0.04 per share dividend on its Series D Delivery Preferred Stock and a non-periodic dividend payment of $0.04 per share on its common stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 2003 through 2007 has been derived from the audited consolidated financial statements of the Company.

Effective May 1, 2005, the Company began to include DNA Dreamfields Company, LLC in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2007, 2006 and 2005. See Note 2 of the consolidated financial statements for additional information.

The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2007	2006	2005	2004	2003
INCOME STATEMENT DATA
Net revenues	$191,062	$171,509	$155,619	$144,679	$136,806
Cost of goods sold	165,575	148,904	136,179	132,245	125,160
Gross profit	25,487	22,605	19,440	12,434	11,646
Marketing, general and administrative expenses	12,973	14,190	16,507	8,345	9,816
Loss on asset impairment	—	—	—	704	—
Operating income	12,514	8,415	2,933	3,385	1,830
Other expense - net	(2,199)	(2,143)	(1,817)	(2,835)	(2,364)
Noncontrolling interests	52	894	3,003	—	—
Income (loss) before income taxes	10,367	7,166	4,119	550	(534)
Income tax expense (benefit)	3,759	2,793	1,606	214	(105)
Net income (loss)	6,608	4,373	2,513	336	(429)
Dividends on preferred stock	113	451	—	—	3

Net earnings (loss) on common stock	$6,495	$3,922	$2,513	$336	$(432)

Net earnings (loss) per common share - Basic	$0.52	$0.30	$0.19	$0.03	$(0.03)

Weighted average common shares outstanding - Basic	12,501	13,169	13,169	12,265	12,355

Cash dividends declared per common share	$0.14	$0.04	$—	$—	$—

	As of July 31
	2007		2006		2005		2004		2003
BALANCE SHEET DATA
Cash	$89		$343		$229		$589		$5
Working capital	20,800		23,273		20,156		16,586		13,429
Total assets	143,166		134,249		135,130		119,415		122,390
Long-term debt (excluding current maturities)	40,681		28,545		25,385		21,087		28,263
Redeemable preferred stock	—		—		7		20		33
Stockholders’ equity	49,150		64,592		61,132		58,619		53,818

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.83	x	.44	x	.42	x	.36	x	.53	x

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

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota and generates a majority of its revenues from manufacturing pasta for the retail store brand and institutional markets, although we serve and continually look for opportunities in the entire dry pasta industry. Our identity preservation program provides our customers food safety, traceability and quality from the field to the plate. The Company also has a certified organic program and markets organic pasta through its Dakota Growers Pasta Co.® label, as well as into the private label retail, foodservice, and ingredient markets. The Company competes through low cost production, high product quality, flexibility and customer service.

Net income for the year ended July 31, 2007 totaled $6.6 million compared to net income of $4.4 million for the year ended July 31, 2006. Net earnings per basic common share, after the effect of dividends paid on the Company’s Series D Delivery Preferred Stock, were $0.52 per share for the year ended July 31, 2007 compared to $0.30 for the year ended July 31, 2006. The company paid dividends of $113,000 ($0.01 per share) and $451,000 ($0.04 per share) on its Series D Delivery Preferred Stock and $1,844,000 ($0.14 per share) and $527,000 ($0.04 per share) on its common stock during the second quarters of fiscal years 2007 and 2006, respectively.

The Company’s net revenues increased 11.4% for the year ended July 31, 2007 when compared to the year ended July 31, 2006. Higher per unit selling prices and higher pasta sales volumes contributed to the increase. Benefits derived from increased per unit selling prices and higher pasta sales volumes were partially offset by higher durum costs. Freight cost increases during fiscal year 2006 were driven by a combination of higher diesel fuel prices and reduced rail and truck availability. The Company’s freight costs stabilized in fiscal year 2007.

During fiscal year 2006, the Company initiated a $15 million capital project at its New Hope, Minnesota facility to better balance its pasta production capabilities and improve operating costs. A main component of this project was the installation of a new, state-of-the-art short goods production line. The new short goods line, which became operational during the Company’s second quarter of fiscal 2006, increased the New Hope plant’s capacity by 35% to approximately 230 million pounds annually. The remainder of the project was completed in fiscal year 2007. Higher conversion costs per unit at the New Hope facility during the installation and start-up of the new production equipment negatively impacted the Company’s results for fiscal year 2006 and the first half of fiscal year 2007. The Company also recorded a $683,000 and $598,000 loss on disposal during the year ended July 31, 2007 and 2006, respectively, related to the retirement of certain equipment in conjunction with the capital project at the New Hope facility.

The Company increased its economic ownership in DNA Dreamfields to 47% effective May 2005. DNA Dreamfields was originally formed by the Company and other food technology, manufacturing and consumer products marketing enterprises to develop, manufacture and sell low digestible carbohydrate pasta, rice and potatoes under the DreamfieldsTM brand name. In conjunction with the Company’s increase in ownership in DNA Dreamfields, the DNA Dreamfields operating agreement was amended whereby Dakota Growers was named the managing member of DNA Dreamfields. The Company is the exclusive manufacturer of DreamfieldsTM pasta, and provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields.

Effective September 21, 2007, the Company acquired the remaining units of DNA Dreamfields, increasing its ownership to 100%. Pursuant to the terms of the purchase agreement, the Company acquired the remaining units for an aggregate purchase price of $2,231,614. In conjunction with this purchase, the Company eliminated the noncontrolling interests and reduced recorded goodwill associated with DNA Dreamfields in the Company’s first quarter of fiscal year 2008. The Company will continue to include DNA Dreamfields in its consolidated financial statements.

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

The cost of production of dry pasta is significantly impacted by changes in durum wheat market prices, which have varied widely in recent years. The Company attempts to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as producer strategies, the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations. Durum market prices escalated during fiscal year 2007 and are continuing to increase sharply in the first quarter of fiscal year 2008. The Company has generally been successful in obtaining price increases to offset the higher cost of durum. However, any inability by the Company to obtain sales price increases to offset increases in durum costs may negatively impact the Company’s future financial results.

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

Asset Impairment

We are required to evaluate our long-lived assets, including goodwill, for impairment and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the fair values and future cash flows related to these assets. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2007 and 2006 and determined that no impairment charges were necessary.  Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of July 31, 2007 will be realized through the generation of future taxable income and tax planning strategies.

Basis of Presentation

Effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2007, 2006 and 2005. See Note 2 of the consolidated financial statements for additional information.

Results of Operations

Comparison of Fiscal Years ended July 31, 2007 and 2006

Net Revenues. Net revenues increased $19.6 million, or 11.4%, to $191.1 million for the year ended July 31, 2007, from $171.5 million for the year ended July 31, 2006. The increase resulted from higher per unit selling prices and higher pasta sales volumes, particularly in the ingredient market.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $4.6 million, or 5.6%, for the year ended July 31, 2007 due to a 7.8% increase in average selling prices offset by a

2.1% decrease in volume. Foodservice revenues increased $4.3 million, or 8.6%, for the year ended July 31, 2007 due to a 6.2% increase in average selling prices and a 2.3% increase in volume. Ingredient revenues increased $7.1 million, or 25.1%, due to a 7.7% increase in average selling prices and a 16.2% increase in volume.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales for the year ended July 31, 2007 totaled $15.3 million, an increase of $3.6 million from the prior year. The increase was primarily due to higher per unit selling prices of millfeed and semolina and to a lesser degree an increase in semolina and millfeed sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $165.6 million for the year ended July 31, 2007, an increase of  11.2% compared to the $148.9 million reported for the year ended July 31, 2006. The increase was primarily due to higher durum costs and higher sales volumes. Gross profit as a percentage of net revenues increased to 13.3% in fiscal year 2007 compared to 13.2% in fiscal year 2006 as benefits realized from sales price increases were partially offset by higher durum costs.

Marketing, General and Administrative (“MG&A”) Expenses. MG&A expenses decreased $1.2 million, or 8.5%, to $13.0 million for the year ended July 31, 2007, from $14.2 million for the year ended July 31, 2006. The decrease is primarily due to the reduction in consumer advertising for DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased from 8.3% to 6.8%.

Interest Expense. Interest expense for the year ended July 31, 2007 totaled $2.8 million, up $0.2 million from $2.6 million for the year ended July 31, 2006. The increase was due to higher interest rates as well as  an increase in outstanding debt as a result of the tender offer that occurred during fiscal year 2007. Cash and equity patronage refunds received from CoBank totaling $132,000 and $144,000 have been netted against interest expense for the years ended July 31, 2007 and 2006, respectively.

Gain (Loss) on Disposition of Property, Equipment and Other Assets. The Company incurred a loss on disposition of $0.6 million during fiscal year 2007. Virtually all of this loss was related to the retirement of certain equipment in conjunction with the capital project at the New Hope, Minnesota facility.

Other Income, net. Other income totaled $1.2 million for the year ended July 31, 2007 and $1.0 million for the year ended July 31, 2006. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received net payments in the amount of $1.3 million and $1.1 million in fiscal years 2007 and 2006, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

Noncontrolling Interests. Noncontrolling interests reflects the portion of the DNA Dreamfields net loss allocable to the other members of DNA Dreamfields. The loss allocated to those other members totaled $0.1 million and $0.9 million for the years ended July 31, 2007 and 2006, respectively. The $0.8 million decrease was due to a reduction in the net loss reported by DNA Dreamfields for the year ended July 31, 2007, when compared to the prior year.

Income Taxes. Income tax expense for the years ended July 31, 2007 and 2006 totaled $3.8 million and $2.8 million, respectively, reflecting an effective corporate income tax rate of approximately 37% and 39%, respectively.

Net Income. Net income for the year ended July 31, 2007 totaled $6.6 million, an increase of $2.2 million compared to net income of $4.4 million for the year ended July 31, 2006. Net earnings available to common shareholders for the years ended July 31, 2007 and 2006 totaled $6.5 million and $3.9 million, respectively, after reducing net income for dividends declared on preferred stock.

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

Other Income, net. Other income totaled $1.0 million and $0.4 million for the years ended July 31, 2006 and 2005. The Company received net payments in the amount of $1.1 million and $0.4 million in fiscal years 2006 and 2005, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Net working capital as of July 31, 2007 was $20.8 million compared to $23.3 million as of July 31, 2006.

Effective May 31, 2007, the Company secured a $25 million revolving credit facility with CoBank that extends through May 29, 2008. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. Balances outstanding under this revolving line of credit arrangement totaled $7.4 million as of July 31, 2007. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. The Company had $17.6 million available for borrowings under the line of credit as of July 31, 2007.

On February 14, 2007 the Company entered into a $20 million term loan agreement with CoBank to partially fund the tender offer to purchase up to 3,920,000 shares of our common stock at $10.00 per share in cash. Availability under the term loan was contingent upon at least 50% of the aggregate purchase price of the shares in the tender offer coming from proceeds of the sale of equity securities to MVC Capital, Inc. and La Bella Holdings, LLC. The Company must repay this term loan in 14 equal quarterly installments beginning in May 2011 and concluding in November 2014.  Interest on the term loan is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to EBITDA. The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available.

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

The Company also has a $19.0 million term loan facility with CoBank. The balance outstanding under the term loan was $17.0 million as of July 31, 2007 and no further borrowings are available under this term loan facility.

The Master Loan Agreement with CoBank contains certain restrictive covenants including, but not limited to, financial covenants which require the Company to maintain, at the end of each of the Company’s fiscal quarters, a minimum current ratio of 1.20 to 1.00, a maximum total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”)  of 4.25 to 1.00, a minimum fixed charge ratio of 1.00 to 1.00 through and including April 30, 2008 and 1.15 to 1.00 thereafter, and a minimum tangible net worth level of at least $25 million adjusted for subsequent earnings and capital contributions.

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

The Company was in compliance with all debt covenants as of July 31, 2007 and the date of this filing.

Net cash from operations totaled $6.0 million, $19.1 million and $12.7 million for the years ended July 31, 2007, 2006 and 2005, respectively. The $13.1 million net decrease from fiscal year 2006 to 2007 was attributable to an increase in receivables and inventories offset by an increase in net income. The $6.4 million net increase from fiscal year 2005 to 2006 was attributable to a $1.9 million increase in net income, a decrease in receivables and inventories, and an increase in accounts payable. In March 2005, the Company entered into an agreement with U.S. Foodservice which finalized the economic terms and conditions governing the purchase of dry pasta products by U.S. Foodservice from the Company. The agreement included provisions to apply accrued promotional amounts to marketing prepayments which reduced the time to recover the unamortized portion of these marketing prepayments made to U.S. Foodservice. The agreement also eliminated the Company’s right to be the exclusive supplier of dry pasta products to U.S. Foodservice and does not provide for minimum purchase commitments by U.S. Foodservice.

Net cash used for investing activities totaled $5.6 million, $10.8 million, and $16.0 million for the years ended July 31, 2007, 2006 and 2005, respectively. A majority of the net cash used for investing activities for the year ended July 31, 2007 and 2006 related to capital expenditures for the New Hope facility upgrade project. A majority of the net cashed used for fiscal year 2005 related to increased fixed asset expenditures in conjunction with the New Hope production upgrade project and increased investments in DNA Dreamfields.

Net cash used for financing activities totaled $0.7 million and $8.2 million for the years ended July 31, 2007 and 2006. Net cash from financing activities totaled $2.9 million for the year ended July 31, 2005. The $0.7 million of net cash used for financing activities for the year ended July 31, 2007 related to payments on long-term debt and dividends.  Also included are the purchase of common stock and the costs associated with issuing and purchasing stock in conjunction with the tender offer in fiscal year 2007. These outlays were offset by the proceeds on long-term debt and the issuance of common stock and series F preferred stock. The $8.2 million of net cash used for financing activities for the year ended July 31, 2006 related primarily to principal payments on short-term and long-term debt. The $2.9 million of net cash from financing activities for the year ended July 31, 2005 included $9.1 million in borrowings under the CoBank secured term loan facility to finance the New Hope production upgrade project and investments in DNA Dreamfields offset by a $7.2 million for scheduled debt principal payments.

The Company increased its economic ownership in DNA Dreamfields from 24% to 30% effective November 2004, and to 47% effective May 2005. In connection with the May 2005 investment in DNA Dreamfields, the Company and the other member/owners of DNA Dreamfields also entered into an Amended and Restated DNA Dreamfields Company, LLC Operating Agreement, under which the Company was named as the “Managing Member” of DNA Dreamfields.  As such, the Company has authority to make all decisions with respect to DNA Dreamfields, its business, assets and operations that do not expressly require either a unanimous vote of the member/owners of DNA Dreamfields or a “Super Majority” vote of the holders of 75% of the outstanding Membership Units in DNA Dreamfields.

The Company also entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in fiscal year 2005.  Under that Agreement, the Company agreed to loan up to $5.0 million to DNA Dreamfields, with

DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time.  Interest on amounts outstanding under the Line of Credit Loan Agreement accrue from the date of any advance at a variable rate ranging from a high of the then-current LIBOR thirty day rate plus 8.0% per annum to a low of the then-current LIBOR thirty day rate plus 5.0% per annum based on the adjusted income of DNA Dreamfields.  Interest is payable on a monthly basis. Principal payments due to the Company on a monthly basis will equal DNA Dreamfields monthly net income (as determined in accordance with generally accepted accounting principles) reduced by any cash or other reserves established by DNA upon the decision of the Company as the managing member of DNA Dreamfields.  The Line of Credit Loan Agreement matures on May 31, 2010.  DNA Dreamfields is also required to comply with certain financial covenants under the Line of Credit Loan Agreement. To secure DNA Dreamfield’s obligations under the 2005 Line of Credit Loan Agreement, the member/owners of DNA Dreamfields other than the Company pledged their Membership Units in DNA Dreamfields to the Company pursuant to a “LLC Unit Pledge Agreement”.

Effective September 21, 2007, the Company acquired the remaining units of DNA Dreamfields, increasing its ownership to 100%. Pursuant to the terms of the Purchase Agreement, the Company acquired the remaining units for an aggregate purchase price of $2,231,614 or $37,393 per purchased unit. In conjunction with this purchase, the Company eliminated the noncontrolling interests and reduced recorded goodwill associated with DNA Dreamfields in the Company’s first quarter of fiscal year 2008. The Company will continue to include DNA Dreamfields in its consolidated financial statements.

The following table summarizes the Company’s contractual obligations as of July 31, 2007 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$48,545	$9,171	$20,724	$10,800	$7,850
Capital leases	1,617	310	1,071	236	—
Interest on long-term obligations (1)	11,223	3,000	5,994	1,847	382
Durum purchase obligations	17,211	17,211	—	—	—
Warehouse obligations	2,527	2,527	—	—	—
Operating leases	580	317	263	—	—

	$81,703	$32,536	$28,052	$12,883	$8,232

(1) Based on interest rates as of July 31, 2007.

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2007, the Company had outstanding commitments for grain purchases totaling $17.2 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

DAKOTA GROWERS PASTA COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. and Subsidiary as of July 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended July 31, 2007, 2006, and 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. and Subsidiary as of July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended July 31, 2007, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
October 25, 2007

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2007 AND 2006

(In Thousands, Except Share Information)

	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$89	$343

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,048 and $1,080, respectively	18,442	14,441

Other receivables	360	91

Inventories	31,329	26,118

Prepaid expenses	1,389	2,007

Deferred income taxes	1,104	955

Total current assets	52,713	43,955

PROPERTY AND EQUIPMENT
In service	132,655	124,035
Construction in progress	776	4,093
	133,431	128,128
Less accumulated depreciation	(61,985)	(57,198)

Net property and equipment	71,446	70,930

INVESTMENT IN COOPERATIVE BANK	1,310	1,515

GOODWILL	16,654	16,654

OTHER ASSETS	1,043	1,195

	$143,166	$134,249

(continued on next page)

	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$7,400	$—
Current portion of long-term debt	9,481	6,771
Accounts payable	7,352	7,250
Excess outstanding checks over cash on deposit	1,759	704
Accrued liabilities	5,921	5,957

Total current liabilities	31,913	20,682

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	40,681	28,545
DEFERRED INCOME TAXES	13,474	12,417
OTHER LIABILITIES	—	34

Total liabilities	86,068	61,678

NONCONTROLLING INTERESTS	7,948	7,979

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 and 0 shares issued and outstanding as of July 31, 2007 and July 31, 2006, respectively	11	—
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 and 13,169,382 shares issued and outstanding as of July 31, 2007 and July 31, 2006, respectively	102	132
Additional paid-in capital	42,798	62,872
Retained earnings	6,126	1,475

Total stockholders’ equity	49,150	64,592

Total liabilities and stockholders’ equity	$143,166	$134,249

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2007, 2006 AND 2005

(In Thousands, Except Per Share Amounts)

	2007	2006	2005

Net revenues (net of discounts and allowances of $23,953, $26,474, and $24,184 for 2007, 2006 and 2005, respectively)	$191,062	$171,509	$155,619

Cost of goods sold	165,575	148,904	136,179

Gross profit	25,487	22,605	19,440

Marketing, general and administrative expenses	12,973	14,190	16,507

Operating income	12,514	8,415	2,933

Other income (expense)
Interest expense, net	(2,772)	(2,573)	(2,283)
Gain (loss) on disposition of property, equipment and other assets	(649)	(546)	38
Other income, net	1,222	976	428

Income before noncontrolling interests and income taxes	10,315	6,272	1,116

Noncontrolling interests	52	894	3,003

Income before income taxes	10,367	7,166	4,119

Income tax expense	3,759	2,793	1,606

Net income	6,608	4,373	2,513
Dividends on preferred stock	113	451	—

Net earnings on common stock	$6,495	$3,922	$2,513

Net earnings per common share
Basic	$0.52	$0.30	$0.19

Diluted	$0.51	$0.30	$0.19

Weighted average common shares outstanding
Basic	12,501	13,169	13,169

Diluted	13,076	13,555	13,549

Dividends per common share	$0.14	$0.04	$—

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2007, 2006 AND 2005

(In Thousands)

	Series D Delivery		Series F				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Total

BALANCE, JULY 31, 2004	11,275	$113	—	$—	13,169	$132	$62,807	$(4,433)	$58,619
Net income for the year ended July 31, 2005	—	—	—	—	—	—	—	2,513	2,513
BALANCE, JULY 31, 2005	11,275	$113	—	$—	13,169	$132	$62,807	$(1,920)	$61,132
Dividends on common stock	—	—	—	—	—	—	—	(527)	(527)
Dividends on preferred stock	—	—	—	—	—	—	—	(451)	(451)
Stock-based employee compensation	—	—	—	—	—	—	65	—	65
Net income for the year ended July 31, 2006	—	—	—	—	—	—	—	4,373	4,373
BALANCE, JULY 31, 2006	11,275	$113	—	$—	13,169	$132	$62,872	$1,475	$64,592
Dividends on common stock	—	—	—	—	—	—	—	(1,844)	(1,844)
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	(113)
Stock-based employee compensation	—	—	—	—	—	—	210	—	210
Exercise of stock options	—	—	—	—	6	—	22	—	22
Issuance of common stock	—	—	—	—	1,000	10	9,990	—	10,000
Purchase of common stock	—	—	—	—	(3,918)	(39)	(39,136)	—	(39,175)
Costs associated with issuing stock	—	—	—	—	—	—	(1,150)	—	(1,150)
Issuance of series F preferred stock	—	—	1,000	10	—	—	9,990	—	10,000
Conversion of common stock to series F preferred	—	—	65	1	(65)	(1)	—	—	—
Net income for the year ended July 31, 2007	—	—	—	—	—	—	—	6,608	6,608
BALANCE, JULY 31, 2007	11,275	$113	1,065	$11	10,192	$102	$42,798	$6,126	$49,150

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2007, 2006 AND 2005

(In Thousands)

	2007	2006	2005

OPERATING ACTIVITIES
Net income	$6,608	$4,373	$2,513
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,951	7,234	7,675
Undistributed patronage capital from cooperatives	(27)	(29)	(46)
(Gain) loss on disposition of property, equipment and other assets	649	546	(38)
Net loss allocated from joint venture under equity method	—	—	914
Deferred income taxes	908	998	1,038
Stock-based employee compensation	210	65	—
Accrued promotional costs applied to marketing prepayments	—	—	5,442
Noncontrolling interests	(52)	(894)	(219)
Changes in assets and liabilities
Trade receivables	(4,001)	1,747	(2,145)
Other receivables	(269)	320	626
Inventories	(5,211)	1,984	(2,891)
Prepaid expenses	214	(63)	(508)
Other assets	(24)	48	(36)
Accounts payable	102	3,053	(899)
Other accrued liabilities	(36)	(272)	1,273

NET CASH FROM OPERATING ACTIVITIES	6,022	19,110	12,699

INVESTING ACTIVITIES
Purchases of property and equipment	(5,456)	(10,755)	(8,803)
Investments in joint venture	—	—	(2,970)
Other investments	69	(476)	—
Proceeds from cooperative bank equity retirements	232	568	335
Acquisition of controlling interest in joint venture, net of cash acquired	—	—	(3,771)
Payments for package design costs	(433)	(180)	(773)

NET CASH USED FOR INVESTING ACTIVITIES	(5,588)	(10,843)	(15,982)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	1,055	(2,406)	3,110
Net change in short-term notes payable	7,400	(10,000)	(2,200)
Payments on long-term debt	(6,771)	(4,771)	(7,176)
Principal payments under capital lease obligation	(133)	—	—
Proceeds from long-term debt	20,000	9,931	9,069
Preferred stock retirements	—	(7)	(13)
Investments by noncontrolling interests	21	78	133
Dividends paid on common stock	(1,844)	(527)	—
Dividends paid on preferred stock	(113)	(451)	—
Issuance of common stock	10,022	—	—
Issuance of series F preferred stock	10,000	—	—
Purchase of common stock	(39,175)	—	—
Costs associated with issuing and purchasing stock	(1,150)	—	—

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(688)	(8,153)	2,923

NET CHANGE IN CASH AND CASH EQUIVALENTS	(254)	114	(360)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	343	229	589

CASH AND CASH EQUIVALENTS, END OF YEAR	$89	$343	$229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for
Interest (net of amounts capitalized)	$2,780	$2,649	$2,363

Income taxes	$2,989	$1,451	$79

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of pasta equipment through capital lease obligation	$1,750	$—	$—

Acquisition of controlling interest in joint venture:
Current assets less cash			$38
Current liabilities			(238)
Goodwill			16,654
Reported amount of previously held interests in joint venture			(3,802)
Noncontrolling interests			(8,881)

			$3,771

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2007, 2006 AND 2005

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

The Company acquired an additional 17.25% ownership interest in DNA Dreamfields, effective May 1, 2005, resulting in an increase in the Company’s ownership in DNA Dreamfields to 46.7%. As a result of the ownership increase and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company reevaluated whether DNA Dreamfields was a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)). The Company determined that DNA Dreamfields was a variable interest entity and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2005, 2006 and 2007. The Company had previously accounted for its investment in and share of net earnings or losses of its ownership interest in DNA Dreamfields Company, LLC under the equity method.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2006 and for the years ended July 31, 2006 and 2005 to facilitate comparability with the statements as of and for the years ended July 31, 2007. Such reclassifications have no effect on the net result of operations.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires that goodwill be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2007 and 2006 and determined that no impairment charges were necessary.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $23,953,000, $26,474,000 and $24,184,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $1,048,000 and $1,080,000 as of July 31, 2007 and 2006, respectively.

One customer accounted for 22% and 15% of accounts receivable as of July 31, 2007 and 2006, respectively and 12%, 12% and 13% of net revenues for the years ended July 31, 2007, 2006 and 2005, respectively.

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Allowance	Balance at End of Year

Allowance for cash discounts:
Year ended July 31, 2007	$180	$2,592	$(2,559)	$213
Year ended July 31, 2006	157	2,695	(2,672)	180
Year ended July 31, 2005	159	2,560	(2,562)	157

Allowance for doubtful accounts:
Year ended July 31, 2007	$900	$9	$(74)	$835
Year ended July 31, 2006	1,350	640	(1,090)	900
Year ended July 31, 2005	1,050	399	(99)	1,350

Allowance for cash discounts
and doubtful accounts:
Year ended July 31, 2007	$1,080	$2,601	$(2,633)	$1,048
Year ended July 31, 2006	1,507	3,335	(3,762)	1,080
Year ended July 31, 2005	1,209	2,959	(2,661)	1,507

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Finished goods	$22,873	$19,589
Raw materials and packaging	8,456	6,529

	$31,329	$26,118

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consists of approximately 435 employees, of which 32% are covered by collective bargaining agreements. The expiration dates of the union contracts are December 1, 2007 and September 30, 2008. Approximately 26% of the Company’s workforce is covered by the collective bargaining agreement expiring September 30, 2008.

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

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $6,007,000, $5,686,000 and $5,357,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

Details relative to property and equipment are as follows (in thousands):

	2007	2006

Land and improvements	$2,952	$2,934
Buildings	23,114	22,899
Equipment	106,589	98,202

Property and equipment in service	132,655	124,035
Construction in progress	776	4,093
Less accumulated depreciation	(61,985)	(57,198)

	$71,446	$70,930

Investment in Cooperative Bank

Investment in cooperative bank is stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $5,281,000 and $4,849,000 as of July 31, 2007 and 2006, respectively.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2007	2006

Package design costs	$575	$555
Other	468	640

	$1,043	$1,195

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2007	2006

Accrued promotional costs	$2,151	$2,213
Accrued interest	647	664
Accrued freight	582	418
Other	2,541	2,662

	$5,921	$5,957

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are expensed as incurred. Advertising expenses included in the consolidated income statement totaled $2,089,000, $2,808,000 and $5,062,000 (primarily related to consumer advertising for DreamfieldsTM  pasta products) for the years ended July 31, 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses included in the consolidated income statement for the years ended July 31, 2007, 2006 and 2005 totaled $602,000, $730,000 and $1,059,000, respectively, including $415,000, $229,000 and $551,000, respectively, incurred by DNA Dreamfields which the Company began to consolidate in fiscal year 2005.

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

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 575,000 shares, 386,000 shares and 380,000 shares for the years ended July 31, 2007, 2006 and 2005, respectively. The series F convertible preferred stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense for purposes of calculating diluted EPS.

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

NOTE 2-        DNA DREAMFIELDS COMPANY, LLC

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

The Company acquired an additional 17.25% ownership interest in DNA Dreamfields effective May 1, 2005, resulting in an increase in the Company’s ownership in DNA Dreamfields to 46.7%. In conjunction with the

Company’s increase in ownership in DNA Dreamfields, the DNA Dreamfields operating agreement was amended whereby Dakota Growers was named the managing member of DNA Dreamfields. As a result of the ownership increase and changes in the DNA Dreamfields operating agreement and other contractual agreements, the Company reevaluated whether DNA Dreamfields was a variable interest entity under FIN 46(R). The Company determined that DNA Dreamfields was a variable interest entity and that the Company was the primary beneficiary. Therefore, effective May 1, 2005, the Company began to include DNA Dreamfields in its consolidated financial statements. Goodwill totaling $16,654,000 was recorded in conjunction with the Company’s consolidation of DNA Dreamfields. The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statements for the years ending July 31, 2007, 2006 and 2005. The Company had previously accounted for its investment in and share of net earnings or losses of its ownership interest in DNA Dreamfields Company, LLC under the equity method.

The Company has entered into a manufacturing agreement with DNA Dreamfields whereby Dakota Growers is the exclusive manufacturer of DreamfieldsTM pasta. The Company has also entered into a services agreement with DNA Dreamfields under which the Company provides administrative, accounting, information technology, sales, customer service and distribution services to DNA Dreamfields.

Pursuant to the terms of the services agreement with DNA Dreamfields, sales of DreamfieldsTM products are included in the Company’s net revenues. Manufacturing, distribution, and promotional costs incurred by the Company related to DreamfieldsTM products are included in the applicable line items of the Company’s income statement. The Company calculates a net amount due to DNA Dreamfields based on the total sales of DreamfieldsTM product less related DreamfieldsTM product and selling costs, as outlined in the manufacturing agreement. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements as of and for the years ended July 31, 2007, 2006 and 2005.

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in fiscal year 2005. Under that Agreement, the Company has agreed to loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $2,283,000 and $2,184,000 as of July 31, 2007 and July 31, 2006, respectively. These amounts have been eliminated in the preparation of the consolidated financial statements. To secure the obligations of DNA Dreamfields under the 2005 Line of Credit Loan Agreement, the other member/owners of DNA Dreamfields have pledged their Membership Units in DNA Dreamfields to the Company.

The Company acquired the remaining shares of DNA Dreamfields effective September 21, 2007, increasing its ownership to 100%. See Note 17 - Subsequent Events.

NOTE 3 -       SHORT-TERM NOTES PAYABLE

Effective May 31, 2007, the Company secured a $25 million revolving credit facility with CoBank that extends through May 29, 2008. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. Balances outstanding under this revolving line of credit arrangement totaled $7.4 million as of July 31, 2007. There was no balance outstanding under this revolving line of credit arrangement as of July 31, 2006. The Company had $17.6 million available for borrowings under the line of credit as of July 31, 2007. Weighted average interest rates on short-term borrowings were 7.48%, 6.40% and 4.84% for the years ended July 31, 2007, 2006 and 2005, respectively.

NOTE 4 -       LONG-TERM DEBT

Information regarding long-term debt at July 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Non-patronage term loan from CoBank due in annual principal
installments of $1,200,000 through September 30, 2008,
interest at 5.71%, collateralized by all assets of the Company	2,400	3,600

Senior Secured Guaranteed Notes, Series A, due in annual
principal installments of $2,571,000 through August 1, 2008,
interest at 8.04%, collateralized by all assets of the Company	5,145	7,716

Senior Secured Guaranteed Notes, Series B, due in annual
principal installments of $1,000,000 through August 1, 2010,
interest at 8.14%, collateralized by all assets of the Company	4,000	5,000

Term loan from CoBank due in quarterly installments of
$ 500,000 for four quarters starting August 20, 2006 and of
$ 1,100,000 quarterly thereafter through May 20, 2011,
variable interest (7.59% at July 31, 2006; 7.07% at July 31, 2007),
collateralized by all assets of the Company	17,000	19,000

Term loan from CoBank due in quarterly installments of
$ 1,350,000 for fourteen quarters starting May 2011 and a
$ 1,100,000 final payment on November 20, 2014,
variable interest (7.07% at July 31, 2007),
collateralized by all assets of the Company	20,000	—

Capital lease, five year term through March 31, 2012,
fixed interest at 6.98%	1,617	—

Total long-term debt	50,162	35,316
Less current portion	9,481	6,771

Net long-term debt	$40,681	$28,545

Aggregate future maturities required on long-term debt and capital leases are as follows (in thousands):

Years ending July 31,

2008	9,481
2009	9,507
2010	5,756
2011	6,532
2012	5,636
Thereafter	13,250

$50,162

The Company has a $2,400,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s debt agreements with CoBank and the institutional note holders obligate the Company to maintain or achieve certain amounts of equity and financial ratios and impose restrictions on the Company. The Company was in compliance with these financial covenants as of July 31, 2007.

The Company incurred $3,013,000, $2,960,000 and $2,518,000 of interest on long and short-term debt and other obligations in fiscal years 2007, 2006 and 2005, respectively, of which $109,000, $243,000 and $121,000 was capitalized in the respective periods. Patronage income from CoBank of $132,000, $144,000 and $114,000 was netted against interest expense on the statement of operations for the years ended July 31, 2007, 2006 and 2005, respectively.

On February 14, 2007 the Company entered into a $20 million term loan agreement with CoBank to partially fund a tender offer to purchase up to 3,920,000 shares of the Company’s common stock at $10.00 per share in cash. Availability under the term loan was contingent upon at least 50% of the aggregate purchase price of the shares in the tender offer coming from proceeds of the sale of equity securities to MVC Capital, Inc. and La Bella Holdings LLC. The Company must repay this term loan in quarterly installments beginning in May 2011 and concluding in November 2014.  Interest on the term loan is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to EBITDA. The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available.

NOTE 5 –      STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock, $.01 par value per share, 533 shares of Series A Preferred Stock, $100 par value per share, 525 shares of Series B Preferred Stock, $100 par value per share, 2,731 shares of Series C Preferred Stock, $100 par value per share, 11,340,841 shares of Series D Delivery Preferred Stock, $.01 par value per share, 130,000 shares of Series E Junior Participating Preferred Stock, $.01 par value per share, 2,100,000 shares of Series F Convertible Preferred Stock, $.01 par value per share and 11,425,370 shares of undesignated preferred stock, $.01 par value per share.

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

Holders of Series F Convertible Preferred Stock have the right, exercisable at any time upon sixty-five (65) days’ written notice to the Company, to convert any number of the holder’s shares of Series F Preferred Stock into an equal number of shares of the Company’s Common Stock, par value $.01 per share. Series F Convertible Preferred Stock shall not carry the right to vote on matters submitted to the vote of the shareholders of the Company. Except as otherwise provided, the Series F Preferred Stock shall have all rights of the Common Stock, including but not limited to any rights to dividends or to distributions upon liquidation.

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

On May 10, 2007, the Company closed the sale of 1 million shares of Series F convertible preferred stock to MVC Capital, Inc. (“MVC”) and the sale of 1 million shares of common stock to LaBella Holdings, LLC at a purchase price of $10.00 per share. The Company also received $20 million in loan proceeds under a term loan agreement with CoBank.  With the net proceeds of $38.8 million from these financing transactions and working capital provided by the Company, Dakota Growers purchased 3,917,519 shares of common stock that had been properly tendered to the Company at $10.00 per share net in cash pursuant to the Company’s tender offer, which expired on April 27, 2007.

The Company’s Board of Directors authorized the payment of $0.01 and $0.04 per share dividend on its Series D delivery preferred stock and a non-periodic dividend payment of $0.14 and $0.04 per share on its common stock, payable on January 3, 2007 and January 10, 2006 to shareholders of record as of December 20, 2006 and December 19, 2005, respectively.

NOTE 6 –      EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 18 years of age and who have completed 500 hours of service within six months. The Company matches 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Employer contributions to the plan totaled $537,000, $499,000 and $437,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

Primo Piatto, Inc. is also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees may also participate in the 401(k) plan but are excluded from amounts contributed by Primo Piatto. Contributions to the pension plan for the years ended July 31, 2007, 2006 and 2005 totaled $106,000, $83,000 and $51,000, respectively.

NOTE 7 -       INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2007 and 2006 related to temporary differences are as follows (in thousands):

	2007	2006

Deferred tax assets
Accounts receivable allowances	$409	$421
Accrued expenses and other reserves	695	534
Other	—	68
Total deferred tax assets	1,104	1,023

Deferred tax liabilities
Property and equipment	(13,264)	(12,485)
Other	(210)	—

Net deferred tax liabilities	$(12,370)	$(11,462)

Classified in the accompanying balance sheets as follows:

	2007	2006

Current assets	$1,104	$955
Noncurrent liabilities	(13,474)	(12,417)

Net deferred tax liabilities	$(12,370)	$(11,462)

At July 31, 2005, the Company had an AMT credit carryforward of $851,000, which was utilized in the year ended July 31, 2006. Management believes it is more likely than not that the deferred tax assets as of July 31, 2007 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense for the years ended July 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005

Current income tax expense	$2,851	$1,795	$568
Deferred income taxes	908	998	1,038

Income tax expense	$3,759	$2,793	$1,606

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of
federal income tax effect	5.0	5.0	5.0
Other	(2.7)	—	—

Effective income tax rate	36.3%	39.0%	39.0%

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2007 and 2006.

NOTE 9 -   OPERATING LEASES

The Company leases equipment and office space under operating lease agreements. Future obligations for operating leases for fiscal years ended July 31 are as follows (in thousands):

Year ending July 31:
2008	$317
2009	170
2010	79
2011	14
2012	—
Thereafter	—

$580

Lease expense totaled $1,138,000, $1,462,000 and $1,413,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

NOTE 10 -   CAPITAL LEASE

On March 30, 2007, the Company entered into a lease agreement for certain pasta equipment, which had previously been accounted for in a sale-leaseback transaction as discussed in Note 11, valued at $1.75 million. The equipment lease, which has a term of 5 years expiring on March 31, 2012, is classified as a capital lease.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2007 (in thousands):

Year ending July 31:
2008	$413
2009	413
2010	413
2011	413
Later Years	241
Total minimum lease payments	1,893
Less: Amount representing interest	(276)
Present value of net minimum lease payments	$1,617

The equipment is being depreciated over its estimated useful economic life and is included in the depreciation expense for the year ending July 31, 2007.

Certain pasta equipment under capital lease at July 31, 2007 (in thousands):

2007

Equipment	1,750
Less: Accumulated depreciation	(58)
Total	1,692

NOTE 11 -   SALE-LEASEBACK

The Company entered into a sale-leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which was classified as operating, set forth an initial term of five years and called for lease payments of $72,000 per month. At the end of the initial lease term, the Company could renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000. The Company realized a gain on the sale of $255,000, which was deferred and was amortized in proportion to the gross rentals charged to expense over the five-year lease term. The Company entered into a capital lease for this pasta production equipment on March 30, 2007 for $1.75 million as discussed in Note 10.

NOTE 12 -   COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2007, the Company had outstanding commitments for grain purchases totaling $17,211,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to certain warehouse agreements, the Company is obligated to minimum monthly storage and handling amounts totaling $2,527,000 for the year ending July 31, 2008.

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

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2004	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2005	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Forfeited/Expired	(754)	$100	$100
Outstanding at July 31, 2006	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2007	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2004	374,980	$4.25-$6.25	$5.82	294,456
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2005	374,980	$4.25-$6.25	$5.82	334,722
Exercised	—
Granted	141,256	$4.00	$4.00
Forfeited/Expired	(130,399)	$4.00-$6.25	$5.81
Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517
Exercised	(5,550)	$4.00	$4.00
Granted	272,726	$5.00	$5.00
Forfeited/Expired	—
Outstanding at July 31, 2007	653,013	$4.00-$6.25	$5.10	317,243

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the years ended July 31, 2007 and 2006, the Company recorded stock-based employee compensation expense of $210,000 and $65,000, respectively.

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

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  2007 – risk free interest rate of 4.7%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 25%; 2006 - risk free interest rate of 4.4%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 30%. The pro forma application of Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation” would not have had a material impact on net income and earnings per share for the year ended July 31, 2005.

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2007, and changes during the year ended July 31, 2007, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2006	143,320	$4.03
Granted	272,726	$5.00
Vested	(80,276)	$4.05
Forfeited/Expired	—
Nonvested at July 31, 2007	335,770	$4.81

As of July 31, 2007, there was approximately $296,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 2.25 years.

NOTE 14 -   RELATED PARTY TRANSACTIONS

Amounts due from executive officers totaled $47,000 as of July 31, 2007 and 2006.

In May 2007, the Company paid MVC Financial Services, Inc. and LaBella Holdings LLC $200,000 each in closing fees. The payments were based on 2% of the issuance of 1,000,000 shares of series F preferred stock at $10 per share and 1,000,000 shares of common stock at $10 per share. See Note 5 – Stockholders’ Equity. MVC Financial Services, Inc. is an affiliate of MVC Capital, Inc., a holder of 5% or greater of the Company’s Common Stock. Michael T. Tokarz, a director of the Company, is a stockholder and Chairman of MVC Capital, Inc. LaBella Holdings LLC is a holder of 5% or greater of the Company’s Common Stock. Richard Thompson, a director of the Company, is a managing member of LaBella Holdings LLC.

NOTE 15 -   CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $1,300,000, $1,103,000 and $425,000 in December 2006, 2005 and 2004, respectively, under the Offset Act. The net proceeds received under the Offset Act have been classified as Other Income on the Income Statement. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.

NOTE 16 -   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2007

Net revenues	$48,933	$47,174	$46,084	$48,871
Gross profit	6,073	5,102	6,834	7,478
Operating income	2,831	1,626	3,646	4,411
Net income	894	1,497	1,882	2,335
Basic net earnings per common share	0.07	0.11	0.14	0.20

Year ended July 31, 2006:

Net revenues	$44,072	$42,490	$41,968	$42,979
Gross profit	5,240	4,366	6,403	6,596
Operating income	1,372	120	3,047	3,876
Net income	399	617	1,487	1,870
Basic net earnings per common share	0.03	0.01	0.11	0.15

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

NOTE 17 -   SUBSEQUENT EVENTS

Effective September 21, 2007, the Company acquired the remaining units of DNA Dreamfields, increasing its ownership to 100%. Pursuant to the terms of the purchase agreement, the Company acquired the remaining units for an aggregate purchase price of $2,231,614 or $37,393 per purchased unit. In conjunction with this purchase, the Company eliminated the noncontrolling interest and reduced recorded goodwill associated with DNA Dreamfields in the Company’s first quarter of fiscal year 2008. The Company will continue to include DNA Dreamfields in its consolidated financial statements.

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

b) Changes in Internal Controls over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors currently consists of eleven members. The Board may consist of a minimum of seven members and a maximum of fifteen members. The Articles of Incorporation and Bylaws of the Company require that at least five members of the Board of Directors be residents of the State of North Dakota and that at least three members be agricultural producers. The Board of Directors is divided into three classes: Class I, Class II and Class III. Class I, Class II and Class III are to consist of an equal number of directors, except that, if the Board of Directors consists of a number of directors such that mathematically there cannot be an equal number of directors in each of Class I, Class II and Class III, then the one remaining director shall be made a member of Class I and, if there is more than one remaining director, the first remaining director shall be made a member of Class I and the second remaining director shall be made a member of Class II. Each director in each of Class I, Class II and Class III will hold office until the third regular meeting of shareholders following the regular meeting of the shareholders at which such director or such director’s predecessor was elected, until his successor shall have been elected and shall qualify, or until he resigns or is removed.

The table below sets forth certain information concerning the directors of the Company. The directors have been elected to serve three-year terms expiring at the annual meeting in the calendar years indicated in the table below.

Name	Age	Term Expires	Class

John S. Dalrymple III	59	2009	I
Allyn K. Hart	68	2008	III
Roger A. Kenner (1)	58	2010	II
James F. Link	80	2009	I
Eugene J. Nicholas	62	2010	II
John D. Rice, Jr. (1)	53	2009	I
Richard Thompson	55	2008	II
Michael T. Tokarz	57	2009	I
Jeffrey O. Topp	48	2010	II
Curtis R. Trulson	55	2008	III
Michael E. Warner	57	2008	III

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

Allyn K. Hart. Mr. Hart has been a director of the Company since 1991. Mr. Hart has served on the board of directors of Cavalier County Job Development Authority and U.S. Durum Growers Association and presently serves on the board of Maple Manor Care Center in Langdon, ND. He has been a farmer in the Cavalier County, North Dakota area since 1961.

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

Eugene J. Nicholas. Mr. Nicholas had been a director of the Company since 1991. Mr. Nicholas had been a state representative, and served as chairman of the North Dakota House of Representatives Agriculture Committee. Mr. Nicholas also serves on the board of directors of Country Bank USA, Cando, North Dakota, and the board of governors of Golden Plains Frozen Foods LLC. Mr. Nicholas previously served on the board of directors of the U.S. Durum Growers Association.

John D. Rice, Jr. Mr. Rice is the Vice Chairman of the Board of Directors and has been a director of the Company since 1991. He also served on the boards of directors of the National Pasta Association and U.S. Durum Growers Association. He has been a farmer in the Maddock, North Dakota area since 1968.

Richard Thompson. Mr. Thompson was appointed to the Board of Directors in May 2007. Mr. Thompson is the co-founder and has been a managing member and chief executive officer of GO7 Brands, LLC since May 2006. He started American Italian Pasta Company (AIPC) in 1986 and grew it into the largest pasta manufacturing and durum milling company in North America. He has made numerous appearances in the national media including speaking engagements on entrepreneurial, manufacturing, and branding topics. He has also received positive press from a variety of national and local publications and has served on several boards including public companies. Mr. Thompson serves or has served on various organizations board of directors such as ASPCA, Nashville Humane Association, Pet Food Institute and “ARF” Animal Rescue Fund of the Hamptons. In addition, he is a member of Parents Campaign Development and Alumni Relations at Vanderbilt University, George Washington University - Parents Campaign, and Grocery Manufacturing Association - President’s Advisory Council.

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

Committees of the Board of Directors

Audit Committee. The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements, including assessing and ensuring the independence of the independent auditor, evaluating audit performance and approving the services to be provided by the independent auditor. The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company’s annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee reviews reports on various matters, including critical accounting policies of the Company, significant changes in the Company’s selection or application of accounting principles and the Company’s internal control processes. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor.

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

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	52	President and Chief Executive Officer
Edward O. Irion	36	Chief Financial Officer

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

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview

This section explains our philosophy, policies and practices relating to executive compensation and presents a review and analysis of the compensation earned during the fiscal year ended July 31, 2007 by our Chief Executive Officer and our Chief Financial Officer to whom we refer collectively as the “named executive officers.”

Compensation Philosophy and Objectives

The Company’s compensation policies with respect to its executive officers, established by the Compensation Committee, are based on the principles that compensation should, to a significant extent, reflect the financial performance of the Company and the individual contribution of the executives to this financial performance. It is the policy of the committee to set executive compensation at levels that are sufficiently competitive with food processing companies of comparable size to attract, retain and motivate the highest quality individuals to contribute to the Company’s goals, objectives and overall financial success. A portion of certain executives’ incentive compensation has historically been paid in stock options in order to align executive and stockholder interests.

The Role of the Compensation Committee

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

Total Compensation for Executive Officers

Base Salary. The base salary of each of our named executive officers is reviewed by the committee as part of the overall annual review of executive compensation. The Compensation Committee sets executive compensation by subjective evaluation of the individual performance of each executive and by marketplace compensation of comparable executives, although salary determinations are not based upon any specific or constant criteria.

Annual Incentive Bonus. Executives are eligible for annual incentive cash bonuses based on individual and Company performance. As no formal criteria have yet been established, these calculations are determined on a subjective basis. These awards are not intended to be in addition to market level compensation but instead are designed to cause a significant part of an executive’s annual compensation to be dependent on the Compensation Committee’s assessment of the executive’s performance and the executive’s contributions to the Company’s financial performance and strategic objectives.

Long-Term, Equity-Based Incentive Compensation. The stock option component of the executive officers’ compensation has been designed to provide executives with incentives for the enhancement of stockholder value. Options are granted at fair market value on the date of grant and generally vest over a number of years. No constant criteria are used year after year in the granting of stock options. For stock option awards for executive officers, the Compensation Committee makes a subjective determination of the effectiveness of the executive and the extent of the executive’s contributions to the Company’s success and, based on that determination, option grants, if any, are awarded to each executive. Because the options are granted with exercise prices equal to the fair market value of the underlying Common Stock on the date of grant, any value that ultimately accrues to the executive is based entirely upon the Company’s performance as perceived by investors who establish the market price for the Common Stock.

Post Retirements Benefits. The Company maintains a 401(k) Profit Sharing Plan, in which eligible employees may participate, including the named executive officers. The Company will make a matching contribution to the Plan of 100% of the first 3% of the employees’ annual compensation and 50% of the next 2%. Employee voluntary contributions are immediately vested as well as the employer matching contributions.

Other Compensation. All full-time employees, including the named executive officers, may participate in he Company’s health and welfare benefit programs, including medical and dental care coverage, disability insurance and life insurance.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2007 no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Compensation Committee:

John S. Dalrymple III

Curtis R. Trulson

Michael E. Warner

Summary Compensation Table

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal year ended July 31, 2007.

Summary Compensation Table

Change in
Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
Name and	Fiscal			Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary	Bonus	Awards	Awards (2)	Compensation	Earnings	Compensation(1)	Total

Timothy J. Dodd
President and Chief
Executive Officer	2007	$247,889	$55,300	$—	$50,803	$—	$—	$11,628	$365,620

Edward O. Irion
Chief Financial Officer	2007	$192,544	$37,000	$—	$26,718	$—	$—	$13,802	$270,064

(1)          Includes the Company’s 401(k) matching contribution, excess life insurance, the taxable portion of reimbursable business expenses and the taxable portion of other benefits.

(2)          The awards shown in this column include stock options granted under our 2003 Stock Option Plan. The amounts are based on the compensation expense recognized for the award pursuant to Statement of Financial Standards No. 123R. See Note 13 to the consolidated Financial Statements for a discussion of the relevent assumptions used in calculating grant date fair value pursuant to FAS 123R.

Grants of Plan-Based Awards in Fiscal Year 2007

The following table sets forth certain information with respect to stock options granted to purchase Common Stock during the fiscal year ended July 31, 2007.

								All other
		Estimated Future Payouts						Stock Awards:	All other	Exercise or
		Under Non-Equity Incentive			Estimated Future Payouts Under			Number of Shares	Option Awards:	Base Price of
	Grant	Plan Awards			Equity Incentive Plan Awards			of Stock	Number of Securities	Option Awards
Name	Date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	or Units (#)	Underlying Options(#)	($ /sh)

Timothy J. Dodd	10/19/2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	62,752	$5.00
Edward O. Irion	10/19/2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	39,362	$5.00

(1)  The vesting of these options is subject to certain qualifications, including but not limited to, the continued employment of the optionee with the Company. Subject to the foregoing qualifications and certain other qualifications, fifty percent of these options vest on October 19, 2007, twenty-five percent vest on October 19, 2008, and twenty-five percent vest on October 19, 2009.

Outstanding Equity Awards at July 31, 2007

The following table summarizes stock options held for Series C Convertible Preferred Stock at the end of fiscal year 2007.

	Option Awards					Stock Awards
								Equity	Equity Incentive
			Equity Incentive					Incentive Plan	Plan Awards:
	Number of	Number of	Plan Awards:					Awards:	Market or
	Securities	Securities	Number of			Number of	Market Value	Number of	Payout Value
	Underlying	Underlying	Securities			Shares or	of Shares or	Unearned Shares,	of Unearned
	Unexercised	Unexercised	Underlying			Units of	Units of	Units or Other	Shares, Units
	Options	Options	Unexercised	Option	Option	Stock That	Stock That	Rights That	or Other Rights
	(#)	(#)	Unearned Options	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable(1)	Unexercisable	(#)	Prices ($)	Date	Vested (#)	Vested (#)	Vested (#)	Vested($)

Timothy J. Dodd	506	—	—	$100.00	12/1/2011	—	—	—	$—
	785	—	—	100.00	12/1/2011	—	—	—	—
	686	—	—	150.00	1/1/2013	—	—	—	—

(1)  Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2007, to purchase 1,977 shares of the Company’s Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

The following table summarizes stock options held for Common Stock at the end of fiscal year 2007.

	Option Awards					Stock Awards
								Equity	Equity Incentive
			Equity Incentive					Incentive Plan	Plan Awards:
	Number of	Number of	Plan Awards:					Awards:	Market or
	Securities	Securities	Number of			Number of	Market Value	Number of	Payout Value
	Underlying	Underlying	Securities			Shares or	of Shares or	Unearned Shares,	of Unearned
	Unexercised	Unexercised	Underlying			Units of	Units of	Units or Other	Shares, Units
	Options	Options	Unexercised	Option	Option	Stock That	Stock That	Rights That	or Other Rights
	(#)	(#)	Unearned Options	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	(#)	Prices ($)	Date	Vested (#)	Vested (#)	Vested (#)	Vested($)

Timothy J. Dodd	190,800	—	—	$6.25	12/1/2012	—	—	—	$—
	13,511	—	—	4.25	2/1/2014	—	—	—	—
	17,696	17,696	—	4.00	12/22/2015	—	—	—	—
	—	62,752	—	5.00	10/19/2016	—	—	—	—

Edward O. Irion	7,723	—	—	$4.25	2/1/2014	—	—	—	$—
	5,408	5,408	—	4.00	12/22/2015	—	—	—	—
	—	39,362	—	5.00	10/19/2016	—	—	—	—

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

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive compensation for serving on the Board of Directors, as determined from time to time by the Nomination Committee, but with full discussion and action by the Board.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors during the fiscal year ended July 31, 2007.

				Non equity
	Fees earned			Incentive	All
	or paid	Stock	Option	Plan	Other
Name	in cash (1)	Awards	Awards	Compensation	Compensation	Total

John S. Dalrymple III	$25,200	$—	$—	$—	$—	$25,200
Allyn K. Hart	20,000	—	—	—	275	20,275
Roger A. Kenner	19,750	—	—	—	—	19,750
James F. Link	21,500	—	—	—	—	21,500
Eugene J. Nicholas	19,750	—	—	—	—	19,750
John D. Rice, Jr.	19,750	—	—	—	—	19,750
Richard Thompson (3)	4,000	—	—	—	200,000	204,000
Michael T. Tokarz (2)(3)	18,250	—	—	—	275,000	293,250
Jeffrey O. Topp	19,250	—	—	—	—	19,250
Curtis R. Trulson	25,500	—	—	—	—	25,500
Michael E. Warner	21,000	—	—	—	—	21,000

(1)                                 This column represents annual director fees, committee chairman fees and meeting attendance fees earned in fiscal year 2007. Directors are reimbursed for out-of-pocket travel expenses which are not included on this table.

(2)                                 In July 2004, the Company and MVC Financial Services, Inc. (“MVC Financial”) entered into a consulting agreement pursuant to which MVC Financial will provide certain business consulting services to the Company for annual compensation of $75,000 per year and the reimbursement of expenses. MVC Financial Services, Inc. is an affiliate of MVC Capital, Inc., a holder of 5% or greater of the Company’s Common Stock. Michael T. Tokarz, a director of the Company, is a stockholder and Chairman of MVC Capital, Inc. The term of the consulting agreement shall continue until the earlier of (a) the occurrence of a Liquidity Event or (b) the termination by written notice from MVC Financial to the Company. For purposes of this consulting agreement, a “Liquidity Event” shall have occurred on such date that MVC Capital, Inc. no longer beneficially owns at least fifty percent (50%) of the shares of the Company’s Common Stock acquired by MVC Capital Inc. pursuant to the Stock Purchase Agreement dated July 30, 2004 (as adjusted for stock splits, stock dividends, share contributions and the like) or the earlier sale of substantially all of the assets of the Company and the distribution of substantially all of the net proceeds thereof.

(3)                                 In May 2007, the Company paid MVC Financial Services, Inc. and LaBella Holdings LLC (“LBH”) 2% in  closing fees relating to the issuance of 1,000,000 shares of series F preferred stock at $10 per share and 1,000,000 shares of common stock at $10 per share. Mr. Thompson is the Chief Executive Officer and is a member of the Board of Managers of LBH.

The Company provided its directors with compensation consisting of (i) a per diem payment of $500 (except for the Chairman of the Board and Chairman of the Audit Committee who each receive $600 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $1,000 (except for the Chairman of the Board and Chairman of the Audit Committee who each receive $1,200 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

Effective October 2007, the compensation of the Company’s directors changed to (i) a per diem payment of $1,000 (except for the Chairman of the Board and Chairman of the Audit Committee who will each receive $1,200 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $2,000 (except for the Chairman of the Board and Chairman of the Audit Committee who will each receive $2,400 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table furnishes information as to the beneficial ownership of the Company’s Common Stock, Series C Convertible Preferred Stock, Series D Delivery Preferred Stock and Series F Convertible Preferred Stock by (a) each person known by us to beneficially own more than 5% of the issued and outstanding shares of the Company’s voting securities, (b) each of the Company’s executive officers, (c) each of the Company’s directors and (d) all of the Company’s directors and executive officers as a group.

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Except as otherwise noted, each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2007 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securites
	Number of	Percent of	Number of	Percent of	Number of	Percent of	Number of	Percent of
Name of	Shares of	Total Common	Shares of Series	Total Series	Shares of Series	Total Series	Shares of Series	Total Series
Beneficial Owner	Common Stock	Stock	C Preferred	C Preferred	D Preferred	D Preferred	F Preferred	F Preferred

John S. Dalrymple III (1)	204,731	2.0%	—	—	315,000	2.8%	—	—

Allyn K. Hart	12,223	0.1	—	—	15,000	0.1	—	—

Roger A. Kenner (2)	109,596	1.1	—	—	140,000	1.2	—	—

James F. Link (3)	49,685	0.5	—	—	54,550	0.5	—	—

Eugene J.Nicholas (4)	53,394	0.5	—	—	58,951	0.5	—	—

John D. Rice, Jr. (5)	17,427	0.2	—	—	20,200	0.2	—	—

Jeffrey O. Topp (6)	325,541	3.2	—	—	271,420	2.4	—	—

Curtis R. Trulson (7)	43,403	0.4	—	—	61,750	0.5	—	—

Michael E. Warner(8)	38,061	0.4	—	—	57,038	0.5	—	—

Timothy J. Dodd (9)	274,148	2.6	1,977	100%	238,248	2.1	—	—

Edward O. Irion (10)	13,131	0.1	—	—	—	—	—	—

Michael Tokarz (11)	1,016,195	10.0	—	—	—	—	1,065,000	100%

MVC Capital, Inc. (11)	1,016,195	10.0	—	—	—	—	1,065,000	100

Richard Thompson (12)	1,000,000	9.8	—	—	—	—	—	—

La Bella Holdings LLC (12)	1,000,000	9.8	—	—	—	—	—	—

All directors and officers as a Group (13 persons) (13)	3,157,535	30.1	1,977	100	1,232,157	10.9	1,065,000	100

(1)         Includes 23,415 shares of Common Stock and 36,000 shares of Series D Delivery Preferred Stock held in the name of Mr. Dalrymple’s spouse and 111,121 shares of Common Stock and 171,000 shares of Series D Delivery Preferred Stock held in the name of the John S. Dalrymple III Trust, of which Mr. Dalrymple is a trustee.

(2)         Includes 54,798 shares of Common Stock and 70,000 shares of Series D Delivery Preferred Stock held in the name of Mr. Kenner’s spouse.

(3)         Includes 48,052 shares of Common Stock and 53,050 shares of Series D Delivery Preferred Stock held in the name of Link Sugar Beet Farms Limited Partnership, of which Link Farms LLP is the general partner. Mr. Link has been granted a proxy to vote all common stock of the Company held by Link Sugar Beet Farms Limited Partnership. Mr. Link is also the sole holder of the class of limited partnership interests of Link Sugar Beet Farms relating to the Company’s common stock and under the partnership agreement, the approval of the reporting person is required with respect to certain dispositions of the Company’s common stock by Link Sugar Beet Farms Limited Partnership. Mr. Link disclaims beneficial ownership to the extent his interest in Link Sugar Beet Farms Limited Partnership does not constitute a pecuniary interest.

(4)         Includes 26,548 shares of Common Stock and 23,850 shares of Series D Delivery Preferred Stock held in the name of Mr. Nicholas’ spouse.

(5)         Includes 15,298 shares of Common Stock and 13,750 shares of Series D Delivery Preferred Stock held in the name of John Rice Farm.

(6)          Includes 120,000 shares of Common Stock and 129,000 shares of Series D Delivery Preferred Stock held in the name of T-T Ranch and 11,482 shares of Common Stock and 16,125 shares of Series D Delivery Preferred Stock held in the name of Mr. Topp’s spouse and children.

(7)          Includes 2,203 shares of Common Stock and 6,750 shares of Series D Delivery Preferred Stock held in the name of Trulson Brothers.

(8)          Mr. Warner has pledged the securities as collateral.

(9)          Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2007, to purchase 1,977 shares of the Company’s Series C Preferred Stock and 222,007 shares of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Mr. Dodd includes 47,448 shares of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Mr. Dodd includes 47,448 of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Mr. Dodd includes 222,007 shares of Common Stock issuable upon exercise of the options to purchase Common Stock.

(10)    Mr. Irion has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2007. The number of shares presented for Mr. Irion relate to Common Stock shares issuable upon the exercise of the options to purchase Common Stock.

(11)   Includes 1,016,195 shares of Common Stock and 1,065,000 Series F Convertible Preferred Stock held by MVC Capital, Inc. Mr. Tokarz is listed as a beneficial owner as he is a stockholder and Chairman of MVC Capital, Inc. Mr. Tokarz shares voting and dispositive control over all shares held by MVC Capital, Inc. Mr. Tokarz disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of Mr. Tokarz’s pecuniary interests therein. (The holder of Series F Convertible Preferred Stock has the right, exercisable at any time upon sixty-five (65) days’ written notice to the Company, to convert any number of the holder’s shares of Series F Convertible Preferred Stock into an equal number of shares of the Company’s Common Stock.)

(12)   Includes 1,000,000 shares of Common Stock held by La Bella Holdings LLC (“LBH”) Mr. Thompson is listed as a beneficial owner as he is the Chief Executive Officer and is a member of the board of managers of LBH. Mr. Thompson shares voting and dispositive control over all shares held by La Bella Holdings LLC. Mr. Thompson disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of Mr. Thompson’s pecuniary interests therein.

(13)   Includes 235,138 shares of Common Stock and 1,977 shares of Series C Preferred Stock issuable upon exercise of options exercisable within 60 days of July 31, 2007, and includes an additional 47,448 shares of Common Stock and 47,448 shares of Series D Delivery Preferred Stock issuable upon conversion of the Series C Preferred Stock underlying such options.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plans as of July 31, 2007.

			Number of Securities Remaining Available
	Number of Securities	Weighted-Average
	to be Issued	Exercise Price of	for Future Issuance
	Upon Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

	Options to purchase Series C Convertible Preferred Stock (1)
Equity compensation plans approved by security holders	1,977	$117.35	—

	Options to purchase Common Stock
Equity compensation plans approved by security holders	462,213	$4.63	32,237

Equity compensation plans not approved by security holders	190,800	$6.25	—

(1)          Each share of Series C Convertible Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

Although none of the company’s securities are listed on the stock exchange or system of dealer quotation, the Company’s Board of Directors follow the rules of the Securities and Exchange Commission and the Nasdaq Stock Market in determining independence for the Board of Directors and the Committees. Under the Nasdaq listing standards, at least a majority of the company’s directors must meet the test of “independence” as defined by Nasdaq. The Nasdaq standards provide that, to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined that each current director, other than Mr. Tokarz, is “independent” as defined by the listing standards of the Nasdaq.

The Company has a Conflict of Interest policy which defines areas where the directors should avoid conflicts of interest or any appearance of a conflict of interest, so that the affairs of the Company will be carried out in an ethical manner. Pursuant to the policy, all directors are to fully disclose to the Company any proposed transaction that may give rise to a conflict of interest before it is consummated. The Board of Directors shall determine whether a conflict of interest exists and whether a proposed transaction may be approved.

See Item 10 – Directors, Executive Officers and Corporate Governance for the discussion of the Board of Directors independence on each of the committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2007 and 2006 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2007	2006

Audit Fees	$64	$64
Audit-Related Fees (a)	10	9
Tax Fees (b)	16	15
All Other Fees	—	—

Total Fees (c)	$90	$88

(a)                                  Primarily benefit plan audit services.

(b)                                 Primarily tax advisory and preparation services.

(c)                                  The Audit Committee has approved all fees.

Auditor Services Pre-approval Policy

The Audit Committee has a formal policy concerning pre-approval of all services to be provided by Eide Bailly LLP, the Company’s independent auditor, including audit, audit-related, tax and other services. The Chair of the Committee has the authority to pre-approve permitted services that require action between regular Committee meetings, provided a report of these services is given to the full Committee at the next regular meeting. The Committee approved all services provided by Eide Bailly LLP during fiscal year 2007.

64

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          The following are filed as part of this report:

1.              Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2007 and 2006

Consolidated Statements of Operations for the years ended July 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005

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

3.4                                Certificate of Designation of Series F Convertible Preferred Stock of the Company. (Incorporated by reference to Exhibit 3.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

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

10.19                    Statused Revolving Credit Supplement dated May 23, 2007 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed May 30, 2007).

10.20                    Non-Revolving Credit Supplement dated May 23, 2007 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed May 30, 2007).

10.21                    Multiple Advance Term Loan Supplement dated February 14, 2007 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

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

10.24                    Multiple Advance Term Loan Supplement dated February 14, 2007 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

10.25                    Stock Purchase Agreement dated February 9, 2007 between the Company and MVC Capital, Inc. and  La Bella Holdings, LLC. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on  Form 8-K, File No. 000-50111, filed February 15, 2007).

10.26                    Amendment to the Master Loan Agreement dated February 14, 2007 between CoBank, ACB. and the  Company. (Incorporated by reference to Exhibit 10.4 from the Company’s Report on  Form 8-K, File No. 000-50111, filed February 15, 2007).

10.27                    Amendment to the Master Loan Agreement dated April 25, 2007 between CoBank, ACB. and the  Company. (Incorporated by reference to Exhibit 10.2 from the Company’s Report on  Form 8-K, File No. 000-50111, filed May 1, 2007).

10.28                    Extended Term Schedule A dated March 30, 2007 of the Master Lease Agreement dated March 6, 2002 between  the Company and Farm Credit Leasing Services Corporation. (Incorporated by  reference to Exhibit 10.1 from the Company’s Report on form 8-K, File No. 000-50111, filed April  4, 2007).

10.29                   Unit Purchase Agreement dated September 21, 2007 between the Company, TechCom Group, LLC, Buhler Inc. and B-New, LLC. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on form 8-K, File No. 000-50111, filed September 27, 2007).

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

Dated: October 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 29, 2007

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	October 29, 2007

/s/ John S. Dalrymple III
John S. Dalrymple III	Director	October 29, 2007

/s/ John D. Rice, Jr.
John D. Rice, Jr.	Director	October 29, 2007

Signature	Title	Date

/s/ Curtis R. Trulson
Curtis R. Trulson	Director	October 29, 2007

/s/ Allyn K. Hart
Allyn K. Hart	Director	October 29, 2007

/s/ Roger A. Kenner
Roger A. Kenner	Director	October 29, 2007

/s/ James F. Link
James F. Link	Director	October 29, 2007

/s/ Eugene J. Nicholas
Eugene J. Nicholas	Director	October 29, 2007

/s/ Richard Thompson
Richard Thompson	Director	October 29, 2007

/s/ Michael T. Tokarz
Michael T. Tokarz	Director	October 29, 2007

/s/ Jeffrey O. Topp
Jeffrey O. Topp	Director	October 29, 2007

/s/ Michael E. Warner
Michael E. Warner	Director	October 29, 2007