Form 10-Q
period 2007-10-31
DAKOTA GROWERS PASTA CO INC
filed 2007-12-17
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

or

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

Yes ☐ No ☒

As of December 17, 2007, the Registrant had 10,192,413 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 .. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31, 2007	July 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77	$89

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,072 and $1,048, respectively	19,222	18,442

Other receivables	457	360

Inventories	34,904	31,329

Prepaid expenses	1,242	1,389

Deferred income taxes	1,104	1,104

Total current assets	57,006	52,713

PROPERTY AND EQUIPMENT
In service	133,055	132,655
Construction in progress	975	776
	134,030	133,431
Less accumulated depreciation	(63,508)	(61,985)

Net property and equipment	70,522	71,446

INVESTMENT IN COOPERATIVE BANK	1,310	1,310

INTANGIBLE ASSETS, NET	2,759	—

GOODWILL	8,381	16,654

OTHER ASSETS	912	1,043

	$140,890	$143,166

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31, 2007	July 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$2,019	$1,759
Accounts payable	12,337	7,352
Accrued liabilities	5,259	5,921
Notes payable	12,100	7,400
Current portion of long-term debt	9,490	9,481

Total current liabilities	41,205	31,913

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	34,726	40,681
DEFERRED INCOME TAXES	13,935	13,474

Total liabilities	89,866	86,068

NONCONTROLLING INTERESTS	—	7,948

STOCKHOLDERS' EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 shares issued and outstanding	102	102
Additional paid-in capital	42,856	42,798
Retained earnings	7,942	6,126

Total stockholders’ equity	51,024	49,150

Total liabilities and stockholders’ equity	$140,890	$143,166

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended October 31,
	2007	2006
Net revenues (net of discounts and allowances of $7,180 and $6,719, respectively)	$54,802	$48,933

Cost of goods sold	46,268	42,860

Gross profit	8,534	6,073

Marketing, general and administrative expenses	4,790	3,242

Operating income	3,744	2,831

Other income (expense)
Interest and other income	82	8
Loss on disposition of property, equipment and other assets	—	(670)
Interest expense, net	(1,051)	(664)

Income before noncontrolling interests and income taxes	2,775	1,505

Noncontrolling interests	202	(40)

Income before income taxes	2,977	1,465

Income tax expense	1,161	571

Net income	$1,816	$894

Net income per common share
Basic	$0.18	$0.07

Diluted	$0.16	$0.07

Weighted average common shares outstanding
Basic	10,192	13,169

Diluted	11,641	13,459

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,816	$894
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,664	1,865
Loss on disposition of property, equipment and other assets	—	670
Noncontrolling interests	(202)	40
Deferred income taxes	461	313
Stock-based employee compensation	58	24
Changes in assets and liabilities
Trade receivables	(780)	(1,468)
Other receivables	(97)	(24)
Inventories	(3,575)	2,128
Prepaid expenses	127	(81)
Other assets	1	3
Accounts payable	4,985	558
Other accrued liabilities	(662)	(983)
NET CASH FROM OPERATING ACTIVITIES	3,796	3,939

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields	(2,232)	—
Purchases of property and equipment	(612)	(1,171)
Payments for package design costs	(25)	(93)
Proceeds from other investments	47	—
NET CASH USED FOR INVESTING ACTIVITIES	(2,822)	(1,264)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	260	1,064
Net change in short-term notes payable	4,700	1,500
Payments on long-term debt	(5,870)	(5,271)
Principal payments under capital lease obligation	(76)	—
Investments by noncontrolling interests	—	3
NET CASH USED FOR FINANCING ACTIVITIES	(986)	(2,704)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(29)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	343
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77	$314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,292	$970

Income taxes	$1,205	$900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interests in DNA Dreamfields
Goodwill reduction	$(8,273)
Amortizable intangibles	2,759
Noncontrolling interests reduction	7,746

	$2,232

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2007 as filed in the Company’s Form 10-K.

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ended July 31, 2008. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2007. The information contained in the balance sheet as of July 31, 2007 was derived from the Company’s audited annual report for fiscal year 2007. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective in fiscal year 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material effect on the Company’s

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial statements.

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

In December 2007, FASB issued SFAS 141 (Revised 2007), “Business Combinations”. The objective of SFAS 141 (Revised 2007) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 (Revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (Revised 2007) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 141 (Revised 2007) will have on its financial statements.

In December 2007, FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2007 include raw materials and packaging of $10,514,000 and finished goods of $24,390,000. Inventories at July 31, 2007 include raw materials and packaging of $8,456,000 and finished goods of $22,873,000.

NOTE 5 – LOAN AGREEMENTS

The Company has a $25 million revolving credit facility with CoBank that extends through May 29, 2008. Interest on the revolving line is currently charged at a variable rate established by CoBank based on CoBank’s cost of funds, although the facility also allows for a fixed rate option. The balances outstanding under this revolving line of credit arrangement totaled $12.1 million and $7.4 million as of October 31, 2007 and July 31, 2007, respectively.  The Company had $12.9 million and $17.6 million available for borrowings under the line of credit as of October 31, 2007 and July 31, 2007, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2007.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,449,000 and 290,000 for the three months ended October 31, 2007 and 2006, respectively. The series F convertible preferred stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

The Company entered into a “2005 Line of Credit Loan Agreement” with DNA Dreamfields in fiscal year 2005. Under that Agreement, the Company will loan up to $5,000,000 to DNA Dreamfields, with DNA Dreamfields able to repay and reborrow amounts under the Line of Credit Loan Agreement from time to time. The Line of Credit Loan Agreement matures on May 31, 2010. The balance outstanding related to advances to DNA Dreamfields under the Line of Credit Loan Agreement totaled $3,131,000 and $2,283,000 as of October 31, 2007 and July 31, 2007, respectively.  These inter-company amounts have been eliminated in the preparation of the consolidated financial statements.

Effective September 21, 2007, the Company acquired the remaining units of DNA Dreamfields, increasing its ownership to 100%.  Pursuant to the terms of the purchase agreement, the Company acquired the remaining units for an aggregate purchase price of $2,231,614 or $37,393 per purchased unit.  In conjunction with this purchase, the Company eliminated the noncontrolling interests, recorded amortizable intangible assets (covenants not-to-compete and technology license) and reduced recorded goodwill associated with the buyout of DNA Dreamfields in the Company’s first quarter of fiscal year 2008. The Company will continue to include DNA Dreamfields in its consolidated financial statements.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of October 31, 2007, the value of goodwill was $8.4 million.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided. In conjunction with the acquisition of the remaining units of DNA Dreamfields, the Company recorded amortizable intangible assets including covenants not-to-compete and a technology license.  The covenants not-to-compete totaling $112,000 will be amortized over 36 months. The technology license totaling $2.6 million will be amortized over its estimated useful life of approximately 16 years.

The following table estimates amortization expense for the next five years (in thousands):

Fiscal years ending July 31,	Covenants Not-To-Compete	Technology License

2008	$31	$138
2009	37	165
2010	37	165
2011	7	165
2012	—	165
2013 and thereafter	—	1,849

	$112	$2,647

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCK OPTIONS

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $58,000 and $24,000, for the three months ended October 31, 2007 and October 31, 2006, respectively.

The following tables set forth information regarding stock options outstanding and exercisable:

	Options to purchase Series C Convertible Preferred Stock
	Number of Series C Convertible Preferred Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 2007	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2007	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 2007	653,013	$4.00-$6.25	$5.10	317,243
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2007	653,013	$4.00-$6.25	$5.10	453,606

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s issued but nonvested stock options as of October 31, 2007, and changes during the three months ended October 31, 2007, is presented below:

Nonvested Stock Options	Common Shares	Weighted-Average Grant-Date Fair Value

Nonvested at July 31, 2007	335,770	$4.81
Granted	—
Vested	(136,363)	$5.00
Forfeited/Expired	—
Nonvested at October 31, 2007	199,407	$4.68

As of October 31, 2007, there was approximately $238,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 2 years.

NOTE 10 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $93,566,000 as of October 31, 2007, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 11 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at August 1, 2007.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statement of operations and statement of financial position was zero as of August 1, 2007. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing income tax examinations by taxing authorities at this time. The Company’s various tax years starting 2002 to 2007 remain open in various taxing jurisdictions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended July 31, 2007.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2007 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Net income for the quarter ended October 31, 2007 totaled $1,816,000 compared to $894,000 for the quarter ended October 31, 2006.  Net earnings per basic common share for the quarter ended October 31, 2007 were $0.18 per share compared to $0.07 per share for the quarter ended October 31, 2006.

The Company’s net revenues increased 12.0% for the quarter ended October 31, 2007 when compared to the same period of the prior year.  The revenue increase was the result of higher per unit selling prices offset by a decrease in pasta sales volumes.  Benefits derived from increased per unit selling prices were partially offset by higher durum costs. Durum prices continued to increase significantly in the first quarter of fiscal year 2008 when compared to fiscal year 2007 prices. The Company has generally been successful in obtaining sales price increases to offset the higher durum cost.  However, if the Company is unable to pass through higher durum or other input costs on a timely basis, our financial results may be adversely affected.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2007. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

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

Asset Impairment

We are required to evaluate our long-lived assets, including goodwill and other intangible assets, for impairment and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the future cash flows and fair values related to these assets. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of October 31, 2007 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended October 31, 2007 and 2006

Net Revenues. Net revenues totaled $54.8 million for the three months ended October 31, 2007, an increase of 12.0%, compared to $48.9 million for the three months ended October 31, 2006. Overall, pasta per unit selling prices increased 11.3% offset by a decrease in pasta sales volumes of 3.3%.  Revenues from the retail market, a portion of which includes co-pack and government sales, increased $0.9 million, or 3.9%, due to a 13.8% increase in average selling prices offset by an 8.7% decrease in volume. Foodservice revenues increased $1.5 million, or 10.8%, due to a 6.0% increase in average selling prices and a 4.5% increase in sales volumes. Ingredient revenues increased $1.1 million, or 12.3%, due to a 15.5% in average selling prices offset by a 2.7% decrease in volume.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $5.6 million for the three months ended October 31, 2007, an increase of $2.4 million when compared to the same period of the prior year. The increase is due to increases in both volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased $3.4 million, or 8.0%, to $46.3 million for the three months ended October 31, 2007, compared to $42.9 million for the three months ended October 31, 2006.  The increase was primarily due to higher durum costs.  Gross profit as a percentage of net revenues improved to 15.6% for the three months ended October 31, 2007 from 12.4% for the three months ended October 31, 2006.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 47.7%, to $4.8 million for the quarter ended October 31, 2007, compared to $3.2 million for the quarter ended October 31, 2006. The increase was primarily due to higher consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues increased to 8.7% for the quarter ended October 31, 2007, from 6.6% for the comparable quarter of the prior year.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $0.7 million during the three months ended October 31, 2006.   The losses were related to retirements of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.  The Company did not incur a loss on disposition during the three months ended October 31, 2007.

Interest Expense. Interest expense for the three months ended October 31, 2007 totaled $1.1 million, up $0.4 million from the corresponding period of the prior year.  The increase is primarily related to the increase in  outstanding long-term debt as a result of the tender offer that occurred during fiscal year 2007.

Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields Company, LLC net income or net loss allocable to other members of DNA Dreamfields.  The loss allocated to other members for the three months ended October 31, 2007 totaled $202,000 compared to the net income allocated to the other members totaling $40,000 for the three months ended October 31, 2006.

Income Taxes. The income tax expense for the three months ended October 31, 2007 and 2006 totaled $1.2 million and $0.6 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the three months ended October 31, 2007 totaled $1.8 million, an increase of $0.9 million compared to the net income of $0.9 million for the three months ended October 31, 2006.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of October 31, 2007 totaled $15.8 million compared to $20.8 million as of July 31, 2007.

The Company has a $25 million revolving credit facility with CoBank which extends through May 29, 2008. The balance outstanding on the line of credit was $12.1 million as of October 31, 2007, leaving $12.9 million available for borrowings as of that date. The balance outstanding under the revolving line of credit arrangement was $7.4 million as of July 31, 2007.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2007 and the date of this filing.

Net cash provided from operating activities totaled $3.8 million for the three months ended October 31, 2007 compared to net cash provided by operating activities of $3.9 million for the three months ended October 31, 2006.  Significant items contributing to this change were inventories, accounts payable and net income as adjusted for non-cash items.

Net cash used for investing activities totaled $2.8 million and $1.3 million for the three months ended October 31, 2007 and 2006, respectively.  A majority of the net cash used for investing activities for the quarter ended October 31, 2007 related to the purchase of the remaining interest in DNA Dreamfields.  A majority of the net cash used for investing activities for the quarter ended October 31, 2006 related to capital expenditures for the New Hope facility upgrade project.

Net cash used for financing activities totaled $1.0 million and $2.7 million for the three months ended October 31, 2007 and 2006, respectively.  The $1.0 million of net cash used for financing activities for the quarter ended

October 31, 2007 included $5.9 million in scheduled payments on long-term debt offset by an increase in short-term notes payable and excess outstanding checks over cash on deposit.

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received $2.2 million in December 2007 under the Act, which will be recognized as other income in the Company’s second quarter of fiscal year 2008. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs. The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers. However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

The following table summarizes the Company’s contractual obligations as of October 31, 2007 (in thousands):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Long-term debt	$42,674	$9,174	$16,200	$10,800	$6,500
Capital leases	1,542	316	1,090	136	—
Interest on long-term obligations (1)	9,431	2,575	5,090	1,527	239
Durum purchase obligations	93,566	93,566	—	—	—
Warehouse obligations	2,019	2,019	—	—	—
Operating leases	666	320	332	14	—

	$149,898	$107,970	$22,712	$12,477	$6,739

(1)  Based on interest rates as of October 31, 2007

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2007, the Company had outstanding commitments for grain purchases totaling $93.6 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Management believes that net cash currently available and to be provided by operating activities, along with amounts the Company expects to be available under its line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future. The Company is working with its primary lender, CoBank, to increase the seasonal line of credit to sufficiently cover expected future working capital requirements associated with the increase in durum obligations.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

ITEM 6. EXHIBITS

Exhibits

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

3.4

Certificate of Designation of Series F Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

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

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	December 17, 2007

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	December 17, 2007