Form 10-Q
period 2008-01-31
DAKOTA GROWERS PASTA CO INC
filed 2008-03-17
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2008

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of March 17, 2008, the Registrant had 10,192,413 shares of Common Stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$138	$89

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,141 and $1,048, respectively	25,775	18,442

Other receivables	1,077	360

Inventories	39,588	31,329

Prepaid expenses	1,313	1,389

Deferred income taxes	1,104	1,104

Total current assets	68,995	52,713

PROPERTY AND EQUIPMENT
In service	133,119	132,655
Construction in progress	1,462	776
	134,581	133,431
Less accumulated depreciation	(64,907)	(61,985)

Net property and equipment	69,674	71,446

INVESTMENT IN COOPERATIVE BANK	1,310	1,310

INTANGIBLE ASSETS, NET	2,691	—

GOODWILL	8,381	16,654

OTHER ASSETS	851	1,043

	$151,902	$143,166

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$12,715	$1,759
Accounts payable	7,312	7,352
Accrued liabilities	5,706	5,921
Notes payable	18,220	7,400
Current portion of long-term debt	9,495	9,481

Total current liabilities	53,448	31,913

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	33,543	40,681
DEFERRED INCOME TAXES	14,305	13,474

Total liabilities	101,296	86,068

NONCONTROLLING INTERESTS	—	7,948

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 issued and outstanding	102	102
Additional paid-in capital	42,890	42,798
Retained earnings	7,490	6,126

Total stockholders’ equity	50,606	49,150

Total liabilities and stockholders’ equity	$151,902	$143,166

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
Net revenues (net of discounts and allowances of $6,972 and $5,837, respectively)	$61,990	$47,174

Cost of goods sold	55,852	42,072

Gross profit	6,138	5,102

Marketing, general and administrative expenses	4,766	3,476

Operating income	1,372	1,626

Other income (expense)
Interest and other income	2,032	1,201
Gain/(loss) on disposition of property, equipment and other assets	(9)	13
Interest expense, net	(1,001)	(556)

Income before noncontrolling interests and income taxes	2,394	2,284

Noncontrolling interests	—	171

Income before income taxes	2,394	2,455

Income tax expense	933	958

Net income	1,461	1,497
Dividends on preferred stock	283	113

Net earnings on common stock	$1,178	$1,384

Net earnings per common share
Basic	$0.12	$0.11

Diluted	$0.10	$0.11

Weighted average common shares outstanding
Basic	10,192	13,169

Diluted	11,773	13,487

Dividends per common share	$0.16	$0.14

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended
	January 31,
	2008	2007

Net revenues (net of discounts and allowances of $14,153 and $12,556, respectively)	$116,792	$96,106

Cost of goods sold	102,141	84,931

Gross profit	14,651	11,175

Marketing, general and administrative expenses	9,536	6,717

Operating income	5,115	4,458

Other income (expense)
Interest and other income	2,114	1,208
Loss on disposition of property, equipment and other assets	(9)	(657)
Interest expense, net	(2,051)	(1,220)

Income before noncontrolling interests and income taxes	5,169	3,789

Noncontrolling interests	202	131

Income before income taxes	5,371	3,920

Income tax expense	2,094	1,529

Net income	3,277	2,391
Dividends on preferred stock	283	113

Net earnings on common stock	$2,994	$2,278

Net earnings per common share
Basic	$0.29	$0.17

Diluted	$0.26	$0.17

Weighted average common shares outstanding
Basic	10,192	13,169

Diluted	11,707	13,473

Dividends per common share	$0.16	$0.14

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended
	January 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,277	$2,391
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	3,348	3,727
Loss on disposition of property, equipment and other assets	9	657
Noncontrolling interests	(202)	(131)
Deferred income taxes	831	694
Stock-based employee compensation	92	92
Changes in assets and liabilities
Trade receivables	(7,333)	(4,719)
Other receivables	(717)	(223)
Inventories	(8,259)	1,567
Prepaid expenses	37	(85)
Other assets	1	6
Accounts payable	(40)	(1,167)
Other accrued liabilities	(215)	(492)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(9,171)	2,317

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields	(2,232)	—
Purchases of property and equipment	(1,278)	(3,638)
Proceeds from sale of property, equipment and other assets	5	—
Payments for package design costs	(71)	(222)
Proceeds from other investments	57	116
Other investments	—	(47)
NET CASH USED FOR INVESTING ACTIVITIES	(3,519)	(3,791)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	10,956	772
Net change in short-term notes payable	10,820	8,100
Principal payments on long-term debt	(6,972)	(5,771)
Principal payments under capital lease obligation	(152)	—
Dividends paid on common stock	(1,630)	(1,843)
Dividends paid on preferred stock	(283)	(113)
Investments by noncontrolling interests	—	21
NET CASH FROM FINANCING ACTIVITIES	12,739	1,166

NET CHANGE IN CASH AND CASH EQUIVALENTS	49	(308)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	343
CASH AND CASH EQUIVALENTS, END OF PERIOD	$138	$35

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$2,183	$1,343

Income taxes	$2,510	$1,559

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interests in DNA Dreamfields
Goodwill reduction	$(8,273)
Amortizable intangibles	2,759
Noncontrolling interests reduction	7,746

	$2,232

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2007 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates a milling and pasta manufacturing facility in Carrington, North Dakota. The Company’s wholly-owned subsidiary, Primo Piatto, Inc. (“Primo Piatto”), a Minnesota corporation, operates a pasta manufacturing facility in New Hope, Minnesota.  DNA Dreamfields Company, LLC (“DNA Dreamfields”) became a wholly-owned subsidiary on September 21, 2007 (See Note 7).

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the pension accrual as disclosed in Note 13) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ended July 31, 2008. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2007. The information contained in the balance sheet as of July 31, 2007 was derived from the Company’s audited annual report for fiscal year 2007. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of the Company, its wholly-owned subsidiary, Primo Piatto, Inc., and DNA Dreamfields, which the Company began to consolidate in fiscal year 2005. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

NOTE 3 – NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The provisions of SFAS No. 157, as amended by FSP No. 157-2 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within scope. We have not yet assessed the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated results of operations or financial condition.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2007, the SEC published the Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  We are evaluating SAB 110 and its impact on future employee stock option grants.

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2008 include raw materials and packaging of $9,659,000 and finished goods of $29,929,000. Inventories at July 31, 2007 include raw materials and packaging of $8,456,000 and finished goods of $22,873,000.

NOTE 5 – LOAN AGREEMENTS

In January 2008, the Company increased its revolving credit facility with CoBank to $45 million from the prior facility of $25 million. This facility extends through January 15, 2009. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $18.2 million and $7.4 million as of January 31, 2008 and July 31, 2007, respectively.  The Company had $26.8 million

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and $17.6 million available for borrowings under the line of credit as of January 31, 2008 and July 31, 2007, respectively.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2008.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on Common Stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,581,000 and 318,000 for the three months ended January 31, 2008 and 2007, respectively. Dilutive securities totaled 1,515,000 and 304,000 for the six months ended January 31, 2008 and 2007, respectively. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s Common Stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

NOTE 8 – DIVIDENDS

On December 20, 2007, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock, 16 cents per share on its Common Stock and 16 cents per share on its Series F Convertible Preferred Stock, payable on January 15, 2008 to shareholders of record as of December 31, 2007.

On December 14, 2006, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock and 14 cents per share on its Common Stock, payable on January 3, 2007 to shareholders of record as of December 20, 2006.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of January 31, 2008, the value of goodwill was $8.4 million.

Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided. In conjunction with the acquisition of the remaining units of DNA Dreamfields (See Note 7), the Company recorded amortizable intangible assets including covenants not-to-compete and a technology license.  The covenants not-to-compete totaling $112,000 will be amortized over 36 months. The technology license totaling $2.6 million will be amortized over its estimated useful life of approximately 16 years.

	As of January 31, 2008 (in thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(12)	$100
Technology license	2,647	(56)	2,591

Total intangible assets	2,759	(68)	2,691

Goodwill	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(68)	$11,072

Amortization expense of intangible assets for the six months ended January 31, 2008 was $68,000.

The following table estimates amortization expense for the next five years (in thousands):

	Covenants	Technology
Fiscal years ending July 31,	Not-To-Compete	License

2008	$31	$138
2009	37	165
2010	37	165
2011	7	165
2012	—	165
2013 and thereafter	—	1,849

	$112	$2,647

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCK OPTIONS

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $92,000 for the six months ended January 31, 2008 and 2007.

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2007	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2008	1,977	$100-$150	$117.35	1,977

Options to purchase Common Stock
Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2007	653,013	$4.00-$6.25	$5.10	317,243
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2008	653,013	$4.00-$6.25	$5.10	485,128

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2007, and changes during the six months ended January 31, 2008, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2007	335,770	$4.81
Granted	—
Vested	(167,885)	$4.81
Forfeited/Expired	—
Nonvested at January 31, 2008	167,885	$4.81

As of January 31, 2008, there was approximately $204,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 1.75 years.

NOTE 11 – CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $2,200,000 and $1,300,000 in December 2007 and 2006, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

NOTE 12 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $89,892,000 as of January 31, 2008, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 13 -  EMPLOYEE BENEFIT PLANS

In January 2008, the Company reached an agreement with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allows the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  In conjunction with the Company’s withdrawal, it will make an $850,000 estimated payment to cover the withdrawal liability and an additional $110,000 estimated payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.  The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at August 1, 2007 and as of January 31, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statements of financial position and statements of operations was zero as of August 1, 2007 and January 31, 2008 and for the six-months ended January 31, 2008. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing income tax examinations by taxing authorities at this time. The Company’s various tax years starting 2002 to 2007 remain open in various taxing jurisdictions.

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

Net income for the quarters ended January 31, 2008 and January 31, 2007 totaled $1.5 million.  Net income for the six months ended January 31, 2008 totaled $3.3 million compared to $2.4 million for the six months ended January 31, 2007. The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.16 per share on its Series F Convertible Preferred Stock and $0.16 per share on its Common Stock during the second quarter of fiscal year 2008. Net earnings per basic common share, after the effect of dividends on preferred stock, were $0.12 per share for the quarter ended January 31, 2008, compared to $0.11 per share for the quarter ended January 31, 2007. Net earnings per basic common share were $0.29 per share for the six months ended January 31, 2008 and $0.17 per share for the six months ended January 31, 2007.

The Company’s net revenues increased 31.4% for the quarter ended January 31, 2008 and 21.5% for the six months ended January 31, 2008 when compared to the same periods of the prior year.  The increase resulted primarily from higher pasta per unit selling prices and, to a lesser extent, higher semolina and mill by-product sales prices. Benefits derived from higher selling prices were partially offset by higher durum costs.  Durum prices have continued to increase significantly during fiscal year 2008 when compared to fiscal year 2007 prices.  The Company has generally been successful in obtaining sales price increases to offset higher durum costs.  However, if the Company is unable to pass through higher durum or other input costs on a timely basis, our financial results may be adversely affected.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of January 31, 2008 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended January 31, 2008 and 2007

Net Revenues. Net revenues totaled $62.0 million for the three months ended January 31, 2008, an increase of $14.8 million, or 31.4%, compared to $47.2 million for the three months ended January 31, 2007.  Overall, pasta per unit selling prices increased 22.9% while pasta sales volumes increased 1.4%. Retail revenues increased $4.4 million, or 20.1%, due to a 25.0% increase in average selling prices offset by a 3.9% volume decline. Foodservice revenues increased $2.5 million, or 19.3%, due to a 22.8% increase in average selling prices offset by a 2.9% volume decline. Ingredient revenues increased $3.7 million, or 44.3%, due to a 26.2% increase in average selling prices and a 14.4% volume gain.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $8.0 million for the three months ended January 31, 2008, an increase of $4.2 million when compared to the same period of the prior year.  The increase is due to increases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased 32.8%, to $55.9 million for the three months ended January 31, 2008, compared to $42.1 million for the three months ended January 31, 2007. The increase was primarily due to higher durum costs.  Gross profit as a percentage of net revenues decreased to 9.9% for the three months ended January 31, 2008, from 10.8% for the three months ended January 31, 2007 as benefits realized from sales price increases were largely offset by higher durum costs.

In January 2008, the Company reached an agreement with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allows the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  In conjunction with the Company’s withdrawal, it will make an $850,000 estimated payment to cover the withdrawal liability and an additional $110,000 estimated payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.  The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 37.1% to $4.8 million for the three months ended January 31, 2008, compared to $3.5 million for the three months ended January 31, 2007. The increase was primarily due to higher consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues increased to 7.7% for the three months ended January 31, 2008, from 7.4% for the comparable quarter of the prior year.

Interest and Other Income. Interest and other income totaled $2.0 million for the three months ended January 31, 2008, compared to $1.2 million for the three months ended January 31, 2007. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $2.2 million and $1.3 million in December 2007 and 2006, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Interest Expense. Interest expense for the three months ended January 31, 2008 totaled $1.0 million, an increase of $0.4 million from $0.6 million for the corresponding period of the prior year. The increase is primarily related to higher outstanding debt levels as a result of debt incurred to finance a portion of the tender offer that was completed in May 2007.

Income Taxes. Income tax expense for the three months ended January 31, 2008 and 2007 totaled $0.9 million and $1.0 million, respectively, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the three months ended January 31, 2008 and January 31, 2007 totaled $1.5 million.  Net earnings available to common shareholders for the three months ended January 31, 2008 and January 31, 2007 totaled $1.2 million and $1.4 million, respectively, after reducing net income for dividends declared on the Series D Delivery Preferred Stock and Series F Convertible Preferred Stock.

Comparison of the Six Months Ended January 31, 2008 and 2007

Net Revenues. Net revenues totaled $116.8 million for the six months ended January 31, 2008, an increase of $20.7 million, or 21.5%, compared to $96.1 million for the six months ended January 31, 2007.  Overall, pasta per unit selling prices increased 17.1% with ingredient selling prices up 21.2%, retail selling prices up 19.2% and foodservice selling prices up 14.2%.  Overall, total pasta sales volumes decreased 1.1% with retail sales volumes down 6.3% offset by ingredient and foodservice volume increases of 5.4% and 1.0%, respectively.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $13.6 million and $7.0 million for the six months ended January 31, 2008 and 2007, respectively. The increase is due to increases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased 20.3% to $102.1 million for the six months ended January 31, 2008, compared to $84.9 million for the six months ended January 31, 2007.  The increase was primarily due to higher durum costs.  Gross profit as a percentage of net revenues increased to 12.5% for the six months ended January 31, 2008, compared to 11.6% for the six months ended January 31, 2007. Benefits realized from sales price increases were partially offset by higher durum costs.

The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased $2.8 million, or 42.0%, to $9.5 million for the six months ended January 31, 2008, compared to $6.7 million for the six months ended January 31, 2007. The increase was primarily due to higher consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues increased to 8.2% for the six months ended January 31, 2008, from 7.0% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $2.1 million for the six months ended January 31, 2008, compared to $1.2 million for the six months ended January 31, 2007. Substantially all of the amounts relate to payments received by the Company in December 2007 and 2006 under the Offset Act.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $9,000 and $657,000 during the six months ended January 31, 2008 and January 31, 2007, respectively.  The losses were related to retirements of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the six months ended January 31, 2008 and 2007 totaled $2.1 million and $1.2 million, respectively. The increase is primarily related to higher outstanding debt levels as a result of debt incurred to finance a portion of the tender offer that was completed in May 2007.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.2 million and $0.1 million for the six months ended January 31, 2008 and 2007, respectively.

Income Taxes.  Income tax expense for the six months ended January 31, 2008 totaled $2.1 million, compared to $1.5 million for the six months ended January 31, 2007, and reflects an effective corporate income tax rate of approximately 39%.

Net Income.  Net income for the six months ended January 31, 2008 totaled $3.3 million, compared to $2.4 million for the six months ended January 31, 2007.  Net earnings available to common shareholders for the six months ended January 31, 2008 totaled $3.0 million, compared to $2.3 million for the six months ended January 31, 2007, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of January 31, 2008 totaled $15.5 million, compared to $20.8 million as of July 31, 2007.

In January 2008, the Company increased its revolving credit facility with CoBank to $45 million from the prior facility of $25 million. This facility extends through January 15, 2009. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $18.2 million and $7.4 million as of January 31, 2008 and July 31, 2007, respectively.  The Company had $26.8 million and $17.6 million available for borrowings under the line of credit as of January 31, 2008 and July 31, 2007, respectively.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2008 and the date of this filing.

Net cash used for operating activities totaled $9.2 million for the six months ended January 31, 2008, compared to net cash from operating activities of $2.3 million for the six months ended January 31, 2007. The negative cash flows from operating activities related primarily to the increase in inventory and trade receivables, which were partially offset by net income adjusted for non-cash items.

Net cash used for investing activities totaled $3.5 million and $3.8 million for the six months ended January 31, 2008 and 2007, respectively.  A majority of the net cash used for investing activities in the six months ended January 31, 2008 related to the purchase of the remaining interests in DNA Dreamfields as well as fixed asset purchases.  The majority of the net cash used for investing activities for the six months ended January 31, 2007 related to capital expenditures for the New Hope facility.

Net cash from financing activities totaled $12.7 million and $1.2 million for the six months ended January 31, 2008 and 2007, respectively.  The $12.7 million of net cash from financing activities for the six months ended January 31, 2008 included an increase in short-term notes payable of $10.8 million and an increase in excess outstanding checks over cash on deposits of $11.0 million offset by $7.0 million in scheduled payments on long-term debt.  The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.16 per share) on its Series F Convertible Preferred Stock and $1.6 million ($0.16 per share) on its Common Stock during the second quarter of fiscal year 2008. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock and $1.8 million ($0.14 per share) on its Common Stock during the second quarter of fiscal year 2007.

The following table summarizes the Company’s contractual obligations as of January 31, 2008 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$41,574	$9,174	$16,450	$10,800	$5,150
Capital leases	1,464	321	1,109	34	—
Interest on long-term obligations (1)	8,527	2,334	4,696	1,349	148
Durum purchase obligations	89,892	89,892	—	—	—
Warehouse obligations	2,187	1,533	654	—	—
Operating leases	886	331	471	84	—

	$144,530	$103,585	$23,380	$12,267	$5,298

(1) Based on interest rates as of January 31, 2008

The Company forward contracts for a certain portion of its future durum wheat requirements. At January 31, 2008, the Company had outstanding commitments for grain purchases totaling $89.9 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill and are not derivative in nature as they have no net settlement provision and are not transferable.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 5, 2008. The following proposals were presented for stockholder consideration at the Annual Meeting:

•                  The election of one director to serve as a Class II director.

•                  The election of three directors to serve as Class III directors.

•                  Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2008.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 5, 2007, to serve as directors on the Board of Directors of the Company.  Following are the results for the election of directors:

	Shares Voted For	Shares Withheld

Class II director:
Richard Thompson	5,924,896	196,676

Class III directors:
Allyn K. Hart	5,977,761	143,811
Curtis R. Trulson	5,977,761	143,811
Michael E. Warner	5,896,306	225,266

The newly elected Class II director Richard Thompson will serve a two year term ending with the annual meeting in 2010 and the newly elected Class III directors, Allyn K. Hart, Curtis R. Trulson and Michael E. Warner, will serve three year terms ending with the annual meeting in 2011. John S. Dalrymple III, James F. Link, John D. Rice, Jr. and Michael T. Tokarz will continue serving as directors until the annual meeting in 2009. Roger A. Kenner, Eugene J. Nicholas and Jeffrey O. Topp will continue serving as directors until the annual meeting in 2010.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2008, as follows:

Shares Voted For	6,095,270
Shares Voted Against	21,920
Shares Abstained	4,382

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

10.1

Amendment to the Master Loan Agreement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 29, 2008).

10.2	Statused Revolving Credit Supplement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 29, 2008).

10.3	Non-Revolving Credit Supplement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 29, 2008).

10.4

Continuing Guarantee Agreement between DNA Dreamfields Company, LLC, a wholly-owned subsidiary of the Company, and CoBank, ACB (Incorporated by reference to Exhibit 10.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 29, 2008).

10.5	Security Agreement between DNA Dreamfields Company, LLC and CoBank, ACB (Incorporated by reference to Exhibit 10.5 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 29, 2008).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
	(Principal Executive	March 17, 2008
Timothy J. Dodd	Officer)

/s/ Edward O. Irion	Chief Financial Officer
	(Principal Financial and	March 17, 2008
Edward O. Irion	Accounting Officer)