Form 10-Q
period 2008-04-30
DAKOTA GROWERS PASTA CO INC
filed 2008-06-16
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 16, 2008, the Registrant had 10,192,413 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19	$89

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,182 and $1,048, respectively	27,954	18,442

Other receivables	992	360

Inventories	42,825	31,329

Prepaid expenses	1,279	1,389

Deferred income taxes	1,104	1,104

Total current assets	74,173	52,713

PROPERTY AND EQUIPMENT
In service	133,880	132,655
Construction in progress	928	776
	134,808	133,431
Less accumulated depreciation	(66,421)	(61,985)

Net property and equipment	68,387	71,446

INVESTMENT IN COOPERATIVE BANK	1,355	1,310

INTANGIBLE ASSETS, NET	2,640	—

GOODWILL	8,381	16,654

OTHER ASSETS	780	1,043

	$155,716	$143,166

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$2,801	$1,759
Accounts payable	22,252	7,352
Accrued liabilities	4,519	5,921
Notes payable	17,200	7,400
Current portion of long-term debt	9,501	9,481

Total current liabilities	56,273	31,913

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	32,359	40,681
DEFERRED INCOME TAXES	14,702	13,474

Total liabilities	103,334	86,068

NONCONTROLLING INTERESTS	—	7,948

STOCKHOLDERS’ EQUITY
Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 issued and outstanding	102	102
Additional paid-in capital	42,924	42,798
Retained earnings	9,232	6,126

Total stockholders’ equity	52,382	49,150

Total liabilities and stockholders’ equity	$155,716	$143,166

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	April 30,
	2008	2007
Net revenues (net of discounts and allowances of $6,572 and $5,939, respectively)	$78,538	$46,084

Cost of goods sold	70,823	39,250

Gross profit	7,715	6,834

Marketing, general and administrative expenses	4,297	3,188

Operating income	3,418	3,646

Other income (expense)
Interest and other income (expense)	8	(15)
Gain on disposition of property, equipment and other assets	—	9
Interest expense, net	(706)	(548)

Income before noncontrolling interests and income taxes	2,720	3,092

Noncontrolling interests	—	(6)

Income before income taxes	2,720	3,086

Income tax expense	979	1,204

Net income	$1,741	$1,882

Net earnings per common share
Basic	$0.17	$0.14

Diluted	$0.15	$0.14

Weighted average common shares outstanding
Basic	10,192	13,170

Diluted	11,790	13,540

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended
	April 30,
	2008	2007
Net revenues (net of discounts and allowances of $20,724 and $18,495, respectively)	$195,330	$142,190

Cost of goods sold	172,964	124,178

Gross profit	22,366	18,012

Marketing, general and administrative expenses	13,832	9,908

Operating income	8,534	8,104

Other income (expense)
Interest and other income	2,122	1,193
Loss on disposition of property, equipment and other assets	(9)	(649)
Interest expense, net	(2,757)	(1,767)

Income before noncontrolling interests and income taxes	7,890	6,881

Noncontrolling interests	202	125

Income before income taxes	8,092	7,006

Income tax expense	3,073	2,733

Net income	5,019	4,273
Dividends on preferred stock	(283)	(113)

Net earnings on common stock	$4,736	$4,160

Net earnings per common share
Basic	$0.46	$0.32

Diluted	$0.41	$0.32

Weighted average common shares outstanding
Basic	10,192	13,170

Diluted	11,734	13,495

Dividends per common share	$0.16	$0.14

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended
	April 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$5,019	$4,273
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,016	5,298
Undistributed patronage capital from cooperatives	(45)	(27)
Loss on disposition of property, equipment and other assets	9	649
Noncontrolling interests	(202)	(125)
Deferred income taxes	1,228	1,172
Stock-based employee compensation	126	152
Changes in assets and liabilities
Trade receivables	(9,512)	(2,266)
Other receivables	(632)	(151)
Inventories	(11,496)	(2,211)
Prepaid expenses	52	(131)
Other assets	—	(23)
Accounts payable	14,900	(1,975)
Other accrued liabilities	(1,402)	(445)
NET CASH FROM OPERATING ACTIVITIES	3,061	4,190

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields Company, LLC	(2,232)	—
Purchases of property and equipment	(1,555)	(4,591)
Proceeds from sale of property, equipment and other assets	53	—
Payments for package design costs	(81)	(398)
Proceeds from cooperative bank equity retirements	—	232
Proceeds from other investments	57	116
Other investments	—	(47)
NET CASH USED FOR INVESTING ACTIVITIES	(3,758)	(4,688)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	1,042	1,387
Net change in short-term notes payable	9,800	7,200
Principal payments on long-term debt	(8,071)	(6,271)
Principal payments under capital lease obligation	(231)	(59)
Proceeds from long-term debt borrowings	—	30
Dividends paid on common stock	(1,630)	(1,843)
Dividends paid on preferred stock	(283)	(113)
Issuance of common stock	—	22
Investments by noncontrolling interests	—	21
NET CASH FROM FINANCING ACTIVITIES	627	374

NET CHANGE IN CASH AND CASH EQUIVALENTS	(70)	(124)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	343
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19	$219

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$3,044	$2,086

Income taxes	$2,954	$2,119

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of pasta equipment through capital lease obligation		$1,750

Purchase of interests in DNA Dreamfields Company, LLC
Goodwill reduction	$(8,273)
Amortizable intangibles	2,759
Noncontrolling interests reduction	7,746

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the pension accrual as disclosed in Note 13) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended July 31, 2008. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2007. The information contained in the balance sheet as of July 31, 2007 was derived from the Company’s audited annual report for fiscal year 2007. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of the Company, its wholly-owned subsidiary, Primo Piatto, Inc., and DNA Dreamfields Company, LLC, which the Company began to consolidate in fiscal year 2005. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective 60 days following the SEC’s approval of the

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning in fiscal 2010. The Company is in the process of evaluating the impact, if any, that the adoption of FSP No. FAS 142-3 will have on its financial statements.

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2008 include raw materials and packaging of $11,033,000 and finished goods of $31,792,000. Inventories at July 31, 2007 include raw materials and packaging of $8,456,000 and finished goods of $22,873,000.

NOTE 5 – LOAN AGREEMENTS

In January 2008, the Company increased its revolving credit facility with CoBank to $45 million from the prior facility of $25 million. This facility extends through January 15, 2009. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $17.2 million and $7.4 million as of April 30, 2008 and July 31, 2007, respectively.  The Company had $27.8 million and $17.6 million available for borrowings under the line of credit as of April 30, 2008 and July 31, 2007, respectively.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2008.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on Common Stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,598,000 and 370,000 for the three months ended April 30, 2008 and 2007, respectively. Dilutive securities totaled 1,542,000 and 325,000 for the nine months ended April 30, 2008 and 2007, respectively. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s Common Stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of April 30, 2008, the value of goodwill was $8.4 million.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of April 30, 2008 (in thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(22)	$90
Technology license	2,647	(97)	2,550

Total intangible assets	2,759	(119)	2,640

Goodwill	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(119)	$11,021

Amortization expense of intangible assets for the nine months ended April 30, 2008 was $119,000.

The following table estimates amortization expense for the next five fiscal years (in thousands):

	Covenants	Technology
Fiscal years ending July 31,	Not-To-Compete	License

2008	$31	$138
2009	37	165
2010	37	165
2011	7	165
2012	—	165
2013 and thereafter	—	1,849

	$112	$2,647

NOTE 10 – STOCK OPTIONS

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $126,000 and $152,000 for the nine months ended April 30, 2008 and 2007, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2007	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at April 30, 2008	1,977	$100-$150	$117.35	1,977

Options to purchase Common Stock
Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2007	653,013	$4.00-$6.25	$5.10	317,243
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at April 30, 2008	653,013	$4.00-$6.25	$5.10	485,128

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2007, and changes during the nine months ended April 30, 2008, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2007	335,770	$4.81
Granted	—
Vested	(167,885)	$4.81
Forfeited/Expired	—
Nonvested at April 30, 2008	167,885	$4.81

As of April 30, 2008, there was approximately $170,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 1.50 years.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 12 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $74,282,000 as of April 30, 2008, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 13 -  EMPLOYEE BENEFIT PLANS

In January 2008, the Company reached an agreement with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allows the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  In conjunction with the Company’s withdrawal, it will make an $850,000 estimated payment to cover the withdrawal liability and has made an additional $110,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.  The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

NOTE 14 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at August 1, 2007 and as of April 30, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statements of financial position and statements of operations was zero as of August 1, 2007 and April 30, 2008 and for the nine-months ended April 30, 2008. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing income tax examinations by taxing authorities at this time. The Company’s various tax years starting 2002 to 2007 remain open in various taxing jurisdictions.

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

Net income for the quarter ended April 30, 2008 totaled $1,741,000 compared to net income of $1,882,000 for the quarter ended April 30, 2007.  Net income for the nine months ended April 30, 2008 totaled $5,019,000 compared to $4,273,000 for the nine months ended April 30, 2007. The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. Net earnings per basic common share for the quarter ended April 30, 2008 were $0.17 per share compared to $0.14 per share for the quarter ended April 30, 2007. Net earnings per basic common share, after the effect of dividends on Preferred Stock, were $0.46 per share for the nine months ended April 30, 2008 and $0.32 per share for the nine months ended April 30, 2007.  The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.16 per share on its Series F Convertible Preferred Stock and $0.16 per share on its Common Stock during the second quarter of fiscal year 2008.

The Company’s net revenues increased 70.4% for the quarter ended April 30, 2008 and 37.4% for the nine months ended April 30, 2008 when compared to the same periods of the prior year. The increase resulted primarily from higher pasta per unit selling prices and, to a lesser extent, higher mill sales prices.  Benefits derived from higher selling prices were partially offset by higher durum costs.  Durum prices have continued to increase significantly during fiscal year 2008 when compared to fiscal year 2007 prices.  The Company has generally been successful in obtaining sales price increases to offset higher durum and other input costs.  However, if the Company is unable to pass through higher durum, other input costs or transportation costs on a timely basis, our financial results may be adversely affected.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of April 30, 2008 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended April 30, 2008 and 2007

Net Revenues. Net revenues totaled $78.5 million for the three months ended April 30, 2008, an increase of 70.4%, compared to net revenues of $46.1 million for the three months ended April 30, 2007. Overall pasta per unit selling prices increased 43.6% while pasta sales volumes increased 11.2% in comparison to the comparable period in 2007.  Retail revenues during the three months ended April 30, 2008 increased $9.5 million, or 46.7% in comparison to the comparable period in 2007, due to a 43.3% increase in average selling prices and a 2.4% increase in volume.  Foodservice revenues increased $4.5 million, or 32.3%, due to a 52.7% increase in average selling prices offset by a 13.4% decrease in volume. Ingredient revenues increased $11.3 million, or 139.3%, due to a 55.8% increase in volume and a 53.6% increase in average selling prices.

The Company markets durum and semolina in excess of its own requirements as well as durum wheat flour,  other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $11.0 million for the three months ended April 30, 2008, an increase of $7.2 million when compared to the same period of the prior year.  The increase is due to increases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased 80.4% to $70.8 million for the three months ended April 30, 2008, compared to $39.3 million for the three months ended April 30, 2007. The increase was primarily due to higher durum costs and, to a lesser extent, increased costs for other production inputs such as eggs.  Gross profit as a percentage of net revenues decreased to 9.8% for the three months ended April 30, 2008 from 14.8% for the three months ended April 30, 2007 as higher revenues largely resulted from the pass through of higher durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 34.8% to $4.3 million for the three months ended April 30, 2008, compared to $3.2 million for the three months ended April 30, 2007. The increase was primarily due to higher consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues decreased to 5.5% for the three months ended April 30, 2008, from 6.9% for the comparable quarter of the prior year.

Interest Expense. Interest expense for the three months ended April 30, 2008 totaled $0.7 million, up $0.2 million from $0.5 million for the corresponding period of the prior year. The increase is primarily related to higher outstanding debt levels as a result of debt incurred to finance a portion of the Company’s tender offer for a portion of the Company’s outstanding shares that was completed in May 2007.

Income Taxes. Income tax expense for the three month periods ended April 30, 2008 and 2007 totaled $1.0 million and $1.2 million, respectively. The Company’s effective income tax rate was 36% for the three months ended April 30, 2008 compared to 39% for the three months ended April 30, 2007. During the quarter ended April 30, 2008, the Company updated its estimated tax rate for the year ending July 31, 2008 to 38.2% from 39.0%.

Net Income.  Net income for the three months ended April 30, 2008 totaled $1.7 million compared to net income of $1.9 million for the three months ended April 30, 2007.

Comparison of the Nine Months Ended April 30, 2008 and 2007

Net Revenues. Net revenues totaled $195.3 million for the nine months ended April 30, 2008, an increase of $53.1 million, or 37.3% compared to $142.2 million for the nine months ended April 30, 2007. Overall, pasta per unit selling prices increased 26.5% with ingredient selling prices up 35.3%, retail selling prices up 27.3% and foodservice selling prices up 26.0%. Pasta sales volumes increased 2.7% with ingredient sales volumes up 20.4% while retail and foodservice sales volumes were down 3.8% and 3.9%, respectively.

Revenues from mill product sales totaled $24.6 million and $10.8 million for the nine months ended April 30, 2008 and 2007, respectively. The increase is due to increases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased $48.8 million, or 39.3%, to $173.0 million for the nine months ended April 30, 2008, compared to $124.2 million for the nine months ended April 30, 2007.  The increase was primarily due to higher durum costs and, to a lesser extent, increased costs for other production inputs such as eggs. Gross profit as a percentage of net revenues decreased to 11.5% for the nine months ended April 30, 2008, compared to 12.7% for the nine months ended April 30, 2007 as benefits realized from sales price increases were partially offset by higher durum costs.

In January 2008, the Company reached an agreement with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allows the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  In conjunction with the Company’s withdrawal, it will make an $850,000 estimated payment to cover the withdrawal liability and has made an additional $110,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the

Fund.  The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased $3.9 million, or 39.6%, to $13.8 million for the nine months ended April 30, 2008, compared to $9.9 million for the nine months ended April 30, 2007. The increase was primarily due to higher consumer advertising costs associated with DreamfieldsTM pasta products. MG&A expenses as a percentage of net revenues increased to 7.1% for the nine months ended April 30, 2008, from 7.0% for the comparable period of the prior year.

Interest and Other Income. Interest and other income totaled $2.1 million for the nine months ended April 30, 2008 compared to $1.2 million for the nine months ended April 30, 2007. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $2.2 million and $1.3 million in December 2007 and 2006, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $9,000 and $649,000 during the nine months ended April 30, 2008 and April 30, 2007, respectively.   The losses were related to retirements of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.

Interest Expense. Interest expense for the nine months ended April 30, 2008 and 2007 totaled $2.8 million and $1.8 million, respectively. The increase is primarily related to higher outstanding debt levels as a result of debt incurred to finance a portion of the Company’s tender offer for its shares that was completed in May 2007.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields Company, LLC net loss allocable to other members of DNA Dreamfields and totaled $0.2 million and $0.1 million for the nine months ended April 30, 2008 and 2007, respectively.

Income Taxes.  Income tax expense was $3.1 million based on an effective income tax rate of 38.2% for the nine months ended April 30, 2008, compared to $2.7 million based on an effective income tax rate of 39.0% for the nine months ended April 30, 2007.

Net Income.  Net income for the nine months ended April 30, 2008 totaled $5.0 million, compared to $4.3 million for the nine months ended April 30, 2007.  Net earnings available to common shareholders totaled $4.7 million and $4.2 million for the nine months ended April 30, 2008 and 2007, respectively, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of April 30, 2008 totaled $17.9 million compared to $20.8 million as of July 31, 2007.

In January 2008, the Company increased its revolving credit facility with CoBank to $45 million from the prior facility of $25 million. This facility extends through January 15, 2009. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $17.2 million and $7.4 million as of April 30, 2008 and July 31, 2007, respectively.  The Company had $27.8 million and $17.6 million available for borrowings under the line of credit as of April 30, 2008 and July 31, 2007, respectively.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2008 and as of the date of this filing.

Net cash from operating activities totaled $3.1 million and $4.2 million for the nine months ended April 30, 2008 and 2007, respectively. Significant items contributing to this decrease were changes in inventories, trade receivables and accounts payable, which were partially offset by net income adjusted for non-cash items.

Net cash used for investing activities totaled $3.8 million and $4.7 million for the nine months ended April 30, 2008 and 2007, respectively.  A majority of the net cash used for investing activities in the nine months ended April 30, 2008 related to the purchase of the remaining interests in DNA Dreamfields as well as fixed asset purchases.  The majority of the net cash used for investing activities for the nine months ended April 30, 2007 related to capital expenditures for the New Hope facility.

Net cash from financing activities totaled $0.6 million and $0.4 million for the nine months ended April 30, 2008 and 2007, respectively.  The $0.6 million of net cash from financing activities for the nine months ended April 30, 2008 included an increase in short-term notes payable of $9.8 million offset by $8.1 million in scheduled payments on long-term debt.  The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.16 per share) on its Series F Convertible Preferred Stock and $1.6 million ($0.16 per share) on its Common Stock during the second quarter of fiscal year 2008. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock and $1.8 million ($0.14 per share) on its Common Stock during the second quarter of fiscal year 2007.

The following table summarizes the Company’s contractual obligations as of April 30, 2008 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$40,474	$9,174	$16,700	$10,800	$3,800
Capital leases	1,386	327	1,059	—	—
Interest on long-term obligations (1)	6,143	1,831	3,401	854	57
Durum purchase obligations	74,282	74,282	—	—	—
Warehouse obligations	1,514	931	583	—	—
Operating leases	886	346	479	61	—

	$124,685	$86,891	$22,222	$11,715	$3,857

(1) Based on interest rates as of April 30, 2008

The Company forward contracts for a certain portion of its future durum wheat requirements. At April 30, 2008, the Company had outstanding commitments for grain purchases totaling $74.3 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
	(Principal Executive	June 16, 2008
Timothy J. Dodd	Officer)

/s/ Edward O. Irion	Chief Financial Officer
	(Principal Financial and	June 16, 2008
Edward O. Irion	Accounting Officer)