Form 10-K
period 2008-07-31
DAKOTA GROWERS PASTA CO INC
filed 2008-10-29
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2008

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

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 29, 2008, the Registrant had 10,192,413 shares of common stock, par value $0.01 per share, outstanding.

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

The Company owns and operates a vertically integrated, state-of-the-art durum wheat milling and pasta production facility in Carrington, North Dakota. Primo Piatto, Inc. (“Primo Piatto”), a wholly-owned subsidiary of the Company being operated as the Minnesota Division of the Company, currently operates a pasta production plant in New Hope, Minnesota. The Company currently has annual capacity to grind in excess of 12 million bushels of grain and to produce approximately 500 million pounds of pasta.  DNA Dreamfields Company, LLC (“DNA Dreamfields”) became a wholly-owned subsidiary on September 21, 2007 (See Note 2).

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

Retail Market

The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. The Company estimates that Barilla, New World Pasta Company and American Italian Pasta Company account for over 70% of the branded retail market. The Company focuses a majority of its Retail marketing efforts on private label sales. The market leaders in private label sales are American Italian Pasta Company and Dakota Growers.

DNA Dreamfields Company, LLC launched a low digestible carbohydrate pasta under the Dreamfields brand name in 2004.  Dreamfields pasta has maintained slightly over a 1% dollar share of the traditional grocery channel pasta market during the last three years based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.  Dreamfields pasta also has a 65% lower glycemic index than regular pasta.

In 2005, a new trend toward high fiber products developed. While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products continues to grow.  Dreamfields pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits.  Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

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

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing.  Co-pack sales comprised approximately 5% of the Company’s net revenues for each of the years ended July 31, 2008 and 2007 and 3% for the year ended July 31, 2006.

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

The pasta products manufactured by the Company consist of over 100 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency and production capacity reasons, and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprised approximately 1% of net sales for the year ended July 31, 2008 and 2% for each of the years ended July 31, 2007 and 2006.

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

In addition to its pasta products, the Company markets semolina, durum wheat flour and other flour blends to other food product manufacturers as market conditions allow. Lower grade second clear flours and millfeed by-products of the durum milling process are sold primarily for animal feed. Revenues from mill product sales represented approximately 12%, 8% and 7% of the Company’s net revenues for the years ended July 31, 2008, 2007 and 2006, respectively.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of third party brokers retained by the Company. These brokers receive commissions based upon sales of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products. One customer, U.S. Foodservice, accounted for approximately 9%, 12% and 12% of net revenues for the years ended July 31, 2008, 2007 and 2006, respectively. The Company’s top 10 customers accounted for 45% of net revenues in fiscal year 2008 and 50% of net revenues in fiscal years 2007 and 2006.  Pasta revenues consisted of 44% Retail and 56% Institutional for fiscal year 2008, 49% Retail and 51% Institutional for fiscal year 2007, and 51% Retail and 49% Institutional for fiscal year 2006.

We do not have long-term supply contracts with a substantial number of our customers. The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time, or under pricing commitments agreed to with terms of one year or less.

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

The Company markets its products in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co. label to date has slight penetration in local area markets in the Dakotas and Minnesota and its Pasta Sanita label is sold in small niches ranging from the upper Midwest to select markets in parts of the United States. Dreamfields pasta has maintained slightly over a 1% dollar share of the traditional grocery channel pasta market during the last year based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.

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

In the Foodservice market, the Company also markets its pasta primarily as a private label supplier, including sales to three of the largest foodservice distributors in the country under their labels. The Company’s main competitors in the Foodservice market are American Italian Pasta Company, A. Zerega’s Sons, Inc., and Barilla, as well as foreign competitors that sell product in the United States. The Company’s Dakota Growers Pasta Co., Pasta Sanita and Pasta Growers foodservice brands are sold throughout the United States to independent distributors and national chain accounts. The Company has an exclusive distribution agreement with New World Pasta under which the Company is licensed to use the Ronzoni, Prince, San Giorgio and Mrs. Weiss brands in the Foodservice market.

The Company’s ingredient sales have continued to grow in the past year.  The Company’s top competitors in the Ingredient market include American Italian Pasta Company, Philadelphia Macaroni Co. Inc., and A. Zerega’s Sons, Inc. A large portion of the Ingredient market production capacity is represented by food processors that produce pasta internally.

The competitive environment in the pasta industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products. The pasta manufacturing industry experienced restructuring over the past few years which reduced the excess pasta production capacity.  Barilla’s second U.S. manufacturing facility became operational in mid–2007.

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

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. U.S. Customs and Border Protection (Customs) distributes antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”). The Company received net payments of $2.2 million, $1.3 million and $1.1 million in fiscal years 2008, 2007 and 2006, respectively, under the Offset Act. These amounts have been classified as other income.  The company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon futures events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

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

Intellectual Property Rights

The Company relies on a combination of trade secret, trademark law, nondisclosure agreements and technical measures to establish and protect its proprietary rights to its products and processes. The Company owns the following trademarks that have been registered with the United States Patent and Trademark Office for the sale of dry pasta: Dreamfields®, Pasta Growers®, Pasta Sanita®, Zia Briosa®, Primo Piatto® and Dakota Growers Pasta Co.®.

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

As a result of the creation of DNA Dreamfields Company, LLC and the introduction of the Dreamfields pasta products, the Company is investing and participating in product and manufacturing technique research beyond the scope of traditional dry pasta.

The Company, as part of its operations, maintains a modern, well-equipped laboratory facility designed primarily to evaluate and maintain high quality standards for incoming raw materials, ongoing product manufacturing, and development of new pasta shapes.

Employees

As of September 26, 2008, the Company had 433 employees, 146 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2010 and September 30, 2008.  Approximately 28% of the Company’s workforce is covered by the collective bargaining agreement that was to expire on September 30, 2008; however, the Company and union have mutually agreed to extend the contract while negotiations continue. The Company considers its employee relations to be very good.

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

Competitive Environment

Both the U.S. pasta industry and global pasta industry are extremely competitive. The Company competes in all dry pasta markets – retail store brand, foodservice and ingredient, with larger, well established national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. Some competitors may have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

No Public Market for Shares of the Company’s Common Stock and Preferred Stock

No established public trading market currently exists for the shares of Common Stock and Preferred Stock of the Company, and an active trading market may never develop. The Company maintains no obligation to seek or to obtain a listing on a national market. As a result, you may not be able to readily resell your shares in the Company.

Technology

The Company believes that its overall commitment to maintaining and upgrading pasta manufacturing, milling and packaging equipment is necessary to keep a competitive edge in the pasta industry. In addition, it also acknowledges that ongoing computer system upgrades to better service the demands of its customers are important to long-term success and profitability. The Company may be negatively impacted if its information technology systems fail to perform adequately.

Pasta, Semolina, Mill By-Product Prices; Durum Wheat and Other Input Costs

The Company’s profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products. The supply and price of durum wheat are subject to market conditions and are influenced by many factors beyond the Company’s control including weather patterns affecting durum wheat production, governmental programs and regulations, insects, and plant diseases. Such volatility with respect to the price of the basic raw material for the Company’s products leaves the Company subject to wide variation in its costs from year to year. Durum market prices increased dramatically during fiscal year 2008 but have decreased and stabilized in recent months. Future increases in durum costs could have a material adverse effect on operating profits unless we are able to pass cost increases on to our customers. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

Increases in other input costs, such as packaging materials, ingredients and energy costs (including transportation costs), could adversely affect us. The costs of packaging materials, ingredients and energy have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.

Changes in sales prices of our products often lag behind changes in input costs.  Competitive pressures may also limit our ability to increase sales prices timely in response to higher input costs.  If the Company is unable to increase sales prices to offset increases in raw materials, packaging, energy costs or other input costs, operating margins and profits could be materially adversely affected.

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

If existing anti-dumping measures imposed against certain foreign imports terminate, the Company will face increased competition from foreign companies and profit margins or market share may be adversely affected. Anti-dumping and countervailing duties on certain Italian and Turkish imports imposed by the Department of Commerce in 1996 enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. In September 2007, the U.S. International Trade Commission extended the antidumping and countervailing duty orders for an additional five years through 2011. If the anti-dumping and countervailing duty orders are repealed or foreign producers sell competing products in the United States at prices lower than ours or enter the U.S. market by establishing production facilities in the United States, the result would further increase competition in the U.S. pasta market. We may be unable to compete effectively with these competitors.  This could have a material adverse effect on our business, financial condition and results of operations.

Intangible Assets

Goodwill is tested for impairment annually or if events or changes in circumstances indicate that the asset might be impaired.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Our estimate of fair value is determined based on a discounted cash flow model using inputs including projected revenues and expenses, discount rates and other factors. We also have amortizable intangible assets consisting of covenants not to compete and a technology license. While we currently believe that our goodwill and amortizable intangible assets are not impaired, a determination requiring the write-off of a significant portion of our intangible assets would have a material negative impact on our consolidated results of operations and net worth.

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

ITEM 2.  PROPERTIES

Dakota Growers owns and operates a milling facility in North Dakota, and pasta production plants in North Dakota and Minnesota. The Company owns the warehouse facilities at the pasta plants. These facilities are supplemented by third party warehouses in California, Kansas, Illinois, Minnesota, New York, North Dakota, Oregon, Ohio and Washington where inventory is maintained and redistributed for the needs of specific customers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 20, 2008 there were 1,249 holders of the Company’s Common Stock.

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

Trading volumes of the Company’s Common Stock have been minimal to date and trading on the ATS remains suspended.

On February 9, 2007 the Company entered into a Stock Purchase Agreement (“Agreement”) with MVC Capital, Inc. (“MVC”) and La Bella Holdings, LLC (“LBH”).  On May 10, 2007, the Company completed the transactions pursuant to the Agreement, in which MVC acquired 1,000,000 shares of Series F Convertible Preferred Stock and LBH acquired 1,000,000 shares of common stock for a price of $10 per share. The proceeds from the sale of shares to MVC and LBH were used to fund, in part, a repurchase of 3,917,519 shares of common stock at $10 per share from the Company’s stockholders (other than MVC and LBH) pursuant to a tender offer made to stockholders. The Company completed the purchase of shares pursuant to the tender offer in May 2007. Based on the manner of sale and representations of MVC and LBH in the Stock Purchase Agreement,  including a representation by each as to its status as an accredited investor within the meaning of Rule 501 of Regulation D, the Company believes that the issuance of securities to MVC Capital, Inc. and La Bella Holdings, LLC were private placements not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D thereof.  The Company therefore believes the offer and sale of the shares to MVC and LBH were exempt from the registration requirements of the Securities Act.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 2004 through 2008 has been derived from the audited consolidated financial statements of the Company.

Effective May 1, 2005, the Company began to include DNA Dreamfields Company, LLC in its consolidated financial statements.  The financial statements for prior fiscal years have not been restated and therefore do not include consolidated data pertaining to DNA Dreamfields. The Company has included consolidated amounts for DNA Dreamfields in the income statement for the years ending July 31, 2008, 2007, 2006 and 2005. See Note 2 of the consolidated financial statements for additional information.

        The selected financial data set forth in this section should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2008	2007	2006	2005	2004
INCOME STATEMENT DATA
Net revenues	$280,199	$191,062	$171,509	$155,619	$144,679
Cost of goods sold	246,709	165,575	148,904	136,179	132,245
Gross profit	33,490	25,487	22,605	19,440	12,434
Marketing, general and administrative expenses	17,450	12,973	14,190	16,507	8,345
Loss on asset impairment	—	—	—	—	704
Operating income	16,040	12,514	8,415	2,933	3,385
Other expense - net	(1,571)	(2,199)	(2,143)	(1,817)	(2,835)
Noncontrolling interests	202	52	894	3,003	—
Income before income taxes	14,671	10,367	7,166	4,119	550
Income tax expense	5,380	3,759	2,793	1,606	214
Net income	9,291	6,608	4,373	2,513	336
Dividends on preferred stock	283	113	451	—	—

Net earnings on common stock	$9,008	$6,495	$3,922	$2,513	$336

Net earnings per common share - Basic	$0.88	$0.52	$0.30	$0.19	$0.03

Weighted average common shares outstanding - Basic	10,192	12,501	13,169	13,169	12,265

Cash dividends declared per common share	$0.16	$0.14	$0.04	$—	$—

SELECTED FINANCIAL DATA - continued

(In thousands, except per share data and ratios)

	As of July 31
	2008		2007		2006		2005		2004
BALANCE SHEET DATA
Cash	$125		$89		$343		$229		$589
Working capital	21,351		20,800		23,273		20,156		16,586
Total assets	162,968		143,166		134,249		135,130		119,415
Long-term debt (excluding current maturities)	31,174		40,681		28,545		25,385		21,087
Redeemable preferred stock	—		—		—		7		20
Stockholders’ equity	56,687		49,150		64,592		61,132		58,619

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.55	x	.83	x	.44	x	.42	x	.36	x

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

Summary

Dakota Growers is the third largest pasta manufacturer in North America. The Company has two production plants, located in Carrington, North Dakota and New Hope, Minnesota and generates a majority of its revenues from manufacturing pasta for the retail store brand and institutional markets, although we serve and continually look for opportunities in the entire dry pasta industry. Our identity preservation program provides our customers food safety, traceability and quality from the field to the plate. The Company also has a certified organic program and markets organic pasta into the retail, foodservice, and ingredient markets.  The Company competes through low cost production, high product quality, flexibility and customer service.

Net income for the year ended July 31, 2008 totaled $9.3 million compared to net income of $6.6 million for the year ended July 31, 2007.  Net earnings per basic common share, after the effect of dividends paid on preferred stock, were $0.88 per share for the year ended July 31, 2008 compared to $0.52 for the year ended July 31, 2007. The Company recorded a $1.7 million non-recurring pre-tax charge in fiscal year 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.16 per share on its Series F Convertible Preferred Stock and $0.16 per share on its Common Stock during the second quarter of fiscal year 2008 and $0.01 per share on its Series D Delivery Preferred Stock and $0.14 per share on its Common Stock during the second quarter of fiscal year 2007.

The Company’s net revenues increased 46.7% for the year ended July 31, 2008 when compared to the year ended July 31, 2007. The increase resulted primarily from higher pasta per unit selling prices and, to a lesser extent, higher mill sales prices.  Benefits derived from higher selling prices were partially offset by higher raw material costs, primarily durum wheat. Durum prices increased significantly to record high levels during fiscal year 2008.

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

The Company believes that the Dreamfields line of products is well suited for consumers seeking healthy eating alternatives. Dreamfields pasta has a 65% lower glycemic index than regular pasta as well as 5 grams of digestible carbs and 5 grams of fiber per serving.  The Dreamfields pasta products carry a higher selling price and higher profit margins than traditional pasta.

As the trend toward high fiber products developed, some of the low carbohydrate consumption was displaced.  While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products continues to grow.  Dreamfields pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits.  Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

The cost of production of dry pasta is significantly impacted by changes in durum wheat market prices, which have varied widely in recent years. The Company attempts to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as producer strategies, the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations. Durum market prices escalated during fiscal years 2007 and 2008, but have decreased in recent months from historically high levels.  The Company was generally successful in obtaining price increases to offset the higher cost of durum.  However, any inability by the Company to obtain sales price increases to offset increases in durum costs or other input costs on a timely basis may negatively impact the Company’s future financial results.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due and our historical experience. If the financial condition of our customers would deteriorate, additional allowances may be required in the future which could have an adverse impact on our future operating results.

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

Asset Impairment

We are required to evaluate our long-lived assets, including goodwill, for impairment and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the fair values and future cash flows related to these assets. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2008 and 2007 and determined that no impairment charges were necessary. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of July 31, 2008 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of Fiscal Years ended July 31, 2008 and 2007

Net Revenues. Net revenues increased $89.1 million, or 46.7%, to $280.2 million for the year ended July 31, 2008, from $191.1 million for the year ended July 31, 2007. The increase resulted primarily from higher per unit selling prices associated with the pass through of higher durum costs. Higher pasta sales volumes in the ingredient market and higher mill sales also contributed to the increase.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $23.0 million, or 26.6%, for the year ended July 31, 2008 due to a 35.2% increase in average selling prices offset by a 6.4% decrease in volume. Foodservice revenues increased $13.8 million, or 25.4%, for the year ended July 31, 2008 due to a 33.5% increase in average selling prices offset by a 6.0% decrease in volume. Ingredient revenues increased $33.8 million, or 95.6%, due to a 56.3% increase in average selling prices and a 25.2% increase in volume.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales for the year ended July 31, 2008 totaled $33.9 million, an increase of $18.6 million from the prior year. The increase is due to increases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold totaled $246.7 million for the year ended July 31, 2008, an increase of 49.0% compared to the $165.6 million reported for the year ended July 31, 2007.  The increase was primarily due to higher durum costs and, to a lesser extent, increased costs for other production inputs such as eggs.  Gross profit as a percentage of net revenues decreased to 12.0% in fiscal year 2008 compared to 13.3% in fiscal year 2007 as higher revenues largely resulted from the pass through of higher durum costs.

The Company reached an agreement on January 16, 2008 with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allows the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  The withdrawal liability totaled $1,573,000 with an additional $124,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.   The Company recorded a $1,697,000 non-recurring pre-tax charge for the year ended July 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

Marketing, General and Administrative (“MG&A”) Expenses.  MG&A expenses increased $4.5 million, or 34.5%, to $17.5 million for the year ended July 31, 2008, from $13.0 million for the year ended July 31, 2007. The increase was primarily due to higher consumer advertising costs associated with Dreamfields pasta products and to a lesser extent, higher brokerage commission costs.  MG&A expenses as a percentage of net revenues decreased from 6.8% to 6.2%.

Interest Expense. Interest expense for the year ended July 31, 2008 totaled $3.6 million, up $0.8 million from $2.8 million for the year ended July 31, 2007.  The increase is primarily related to higher outstanding debt levels resulting from debt incurred to finance a portion of the Company’s tender offer for its shares that was completed in May 2007.  Cash and equity patronage refunds received from CoBank totaling $225,000 and $132,000 have been netted against interest expense for the years ended July 31, 2008 and 2007, respectively.

Loss on Disposition of Property, Equipment and Other Assets.  The Company incurred losses on disposition of $0.1 million and $0.6 million during fiscal years 2008 and 2007, respectively.  The losses were related to retirements of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.

Other Income, net.  Other income totaled $2.1 million for the year ended July 31, 2008 and $1.2 million for the year ended July 31, 2007. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received net payments in the amount of $2.2 million and $1.3 million in fiscal years 2008 and 2007, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields net loss allocable to the other members of DNA Dreamfields. The loss allocated to those other members totaled $0.2 million and $0.1 million for the years ended July 31, 2008 and 2007, respectively.

Income Taxes.  Income tax expense for the years ended July 31, 2008 and 2007 totaled $5.4 million and $3.8 million, respectively, reflecting an effective corporate income tax rate of approximately 36.7% and 36.3%, respectively.

Net Income.  Net income for the year ended July 31, 2008 totaled $9.3 million, an increase of $2.7 million compared to net income of $6.6 million for the year ended July 31, 2007.  Net earnings available to common shareholders for the years ended July 31, 2008 and 2007 totaled $9.0 million and $6.5 million, respectively, after reducing net income for dividends declared on preferred stock.

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

Marketing, General and Administrative (“MG&A”) Expenses.  MG&A expenses decreased $1.2 million, or 8.5%, to $13.0 million for the year ended July 31, 2007, from $14.2 million for the year ended July 31, 2006. The decrease is primarily due to the reduction in consumer advertising for Dreamfields pasta products. MG&A expenses as a percentage of net revenues decreased from 8.3% to 6.8%.

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

Loss on Disposition of Property, Equipment and Other Assets.  The Company incurred losses on disposition of $0.6 million and $0.5 million during fiscal years 2007 and 2006, respectively.  Virtually all of the losses were related to the retirement of certain equipment in conjunction with capital projects at the New Hope, Minnesota facility.

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

Income Taxes.  Income tax expense for the years ended July 31, 2007 and 2006 totaled $3.8 million and $2.8 million, respectively, reflecting an effective corporate income tax rate of approximately 36% and 39%, respectively.

Net Income.  Net income for the year ended July 31, 2007 totaled $6.6 million, an increase of $2.2 million compared to net income of $4.4 million for the year ended July 31, 2006.  Net earnings available to common shareholders for the years ended July 31, 2007 and 2006 totaled $6.5 million and $3.9 million, respectively, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Net working capital as of July 31, 2008 was $21.4 million compared to $20.8 million as of July 31, 2007.

In January 2008, the Company increased its revolving credit facility with CoBank to $45 million from the prior facility of $25 million. This facility extends through January 15, 2009. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $25.8 million and $7.4 million as of July 31, 2008 and 2007, respectively.  The Company had $19.2 million and $17.6 million available for borrowings under the line of credit as of July 31, 2008 and 2007, respectively.

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

The Company also has a $19.0 million term loan facility with CoBank. The balance outstanding under the term loan was $12.6 million as of July 31, 2008 and no further borrowings are available under this term loan facility.

The Master Loan Agreement with CoBank contains certain restrictive covenants including, but not limited to, financial covenants which require the Company to maintain, at the end of each of the Company’s fiscal quarters, a minimum current ratio of 1.20 to 1.00, a maximum total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”)  of 4.25 to 1.00, a minimum fixed charge ratio of 1.15 to 1.00, and a minimum tangible net worth level of at least $25 million adjusted for subsequent earnings and capital contributions.

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

The Company was in compliance with all debt covenants as of July 31, 2008 and the date of this filing.

Net cash used for operations totaled $3.7 million for the year ended July 31, 2008.  Net cash from operations totaled $6.0 million and $19.1 million for the years ended July 31, 2007 and 2006, respectively. The $9.8 million net decrease from fiscal year 2007 to 2008 and the $13.1 million net decrease for fiscal year 2006 to 2007 were primarily attributable to increases in receivables and inventories offset by increases in net income and accounts payable. The increase in accounts receivable, inventories and accounts payable as of July 31, 2008 was driven by working capital changes associated with higher raw material costs and related sales price adjustments.

Net cash used for investing activities totaled $4.6 million, $5.6 million, and $10.8 million for the years ended July 31, 2008, 2007 and 2006, respectively. A majority of the net cashed used for fiscal year 2008 related to increased fixed asset expenditures and the purchase of the remaining interests in DNA Dreamfields.  A majority of the net cash used for investing activities for the year ended July 31, 2007 and 2006 related to capital expenditures for the New Hope facility upgrade project.

Net cash from financing activities totaled $8.3 million for the year ended July 31, 2008. Net cash used for financing activities totaled $0.7 million and $8.2 million for the years ended July 31, 2007 and 2006.  The $8.3 million of net cash from financing activities for the year ended July 31, 2008 included $18.4 million in net borrowings under the revolving credit facility with CoBank offset by $9.2 million for scheduled long-term debt principal payments.  The $0.7 million of net cash used for financing activities for the year ended July 31, 2007 related to payments on long-term debt and dividends. Also included are the purchase of common stock and the costs associated with issuing and purchasing stock in conjunction with the tender offer in fiscal year 2007. These outlays were offset by the proceeds on long-term debt and the issuance of common stock and series F preferred stock.  The $8.2 million of net cash used for financing activities for the year ended July 31, 2006 related primarily to principal payments on short-term and long-term debt.

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

The following table summarizes the Company’s contractual obligations as of July 31, 2008 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$39,374	$9,174	$16,950	$10,800	$2,450
Capital leases	1,307	333	974	—	—
Interest on long-term obligations (1)	5,480	1,743	3,040	676	21
Durum purchase obligations	33,073	33,073	—	—	—
Warehouse obligations	5,525	2,424	2,547	554	—
Operating leases	986	454	493	39	—

	$85,745	$47,201	$24,004	$12,069	$2,471

(1) Based on interest rates as of July 31, 2008.

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2008, the Company had outstanding commitments for grain purchases totaling $33.1 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

We believe that net cash expected to be provided by operating activities, along with amounts available under our line of credit will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157

defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities,  except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for financial assets in a market that is not active. We are currently evaluating the impact, if any, that the implementation of SFAS 157 will have on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 141R will have on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.

In December 2007, the SEC published the Staff Accounting Bulletin No. 110 (“SAB 110”), which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected life of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected life. We are evaluating SAB 110 and its impact on future employee stock option grants.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal 2010. The Company is in the process of evaluating the impact, if any, that the adoption of FSP 142-3 will have on its financial statements.

Off-Balance Sheet Arrangements

At July 31, 2008, the Company had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Impact of Inflation

We have experienced input cost inflation, the most significant of which related to raw material costs, in fiscal years 2008, 2007 and 2006. We attempt to mitigate the impact of inflationary pressure through cost saving measures and price adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss to future earnings, fair values or cash flows resulting from adverse changes in interest rates, commodity prices, exchange rates, equity prices and other market changes.

The Company is exposed to market risk from changes in interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. A majority of the balances outstanding under the Company’s current debt agreements are subject to variable interest rates.

The Company is exposed to certain fluctuations in commodity prices.  The Company forward contracts for a certain portion of its future durum wheat requirements. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

DAKOTA GROWERS PASTA COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended July 31, 2008, 2007, and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended July 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

October 27, 2008

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2008 AND 2007

(In Thousands, Except Share Information)

	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$125	$89

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,294 and $1,048, respectively	27,315	18,442

Other receivables	850	360

Inventories	51,956	31,329

Prepaid expenses	1,040	1,389

Deferred income taxes	1,053	1,104

Total current assets	82,339	52,713

PROPERTY AND EQUIPMENT
In service	132,815	132,655
Construction in progress	546	776
	133,361	133,431
Less accumulated depreciation	(65,983)	(61,985)

Net property and equipment	67,378	71,446

INVESTMENT IN COOPERATIVE BANK	1,355	1,310

INTANGIBLE ASSETS, NET	2,590	—

GOODWILL	8,381	16,654

OTHER ASSETS	925	1,043

	$162,968	$143,166

	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$25,750	$7,400
Current portion of long-term debt	9,507	9,481
Accounts payable	16,930	7,352
Excess outstanding checks over cash on deposit	3,130	1,759
Accrued liabilities	5,671	5,921

Total current liabilities	60,988	31,913

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	31,174	40,681
DEFERRED INCOME TAXES	14,119	13,474

Total liabilities	106,281	86,068

NONCONTROLLING INTERESTS	—	7,948

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 shares issued and outstanding	102	102
Additional paid-in capital	42,958	42,798
Retained earnings	13,503	6,126

Total stockholders’ equity	56,687	49,150

Total liabilities and stockholders’ equity	$162,968	$143,166

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

(In Thousands, Except Per Share Amounts)

	2008	2007	2006

Net revenues (net of discounts and allowances of $26,647, $23,953, and $26,474 for 2008, 2007 and 2006, respectively)	$280,199	$191,062	$171,509

Cost of goods sold	246,709	165,575	148,904

Gross profit	33,490	25,487	22,605

Marketing, general and administrative expenses	17,450	12,973	14,190

Operating income	16,040	12,514	8,415

Other income (expense)
Interest expense, net	(3,615)	(2,772)	(2,573)
Loss on disposition of property, equipment and other assets	(94)	(649)	(546)
Other income, net	2,138	1,222	976

Income before noncontrolling interests and income taxes	14,469	10,315	6,272

Noncontrolling interests	202	52	894

Income before income taxes	14,671	10,367	7,166

Income tax expense	5,380	3,759	2,793

Net income	9,291	6,608	4,373
Dividends on preferred stock	283	113	451

Net earnings on common stock	$9,008	$6,495	$3,922

Net earnings per common share
Basic	$0.88	$0.52	$0.30

Diluted	$0.78	$0.51	$0.30

Weighted average common shares outstanding
Basic	10,192	12,501	13,169

Diluted	11,748	13,076	13,555

Dividends per common share	$0.16	$0.14	$0.04

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2008, 2007 AND 2006

(In Thousands)

	Series D Delivery		Series F Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Total

BALANCE, JULY 31, 2005	11,275	$113	—	$—	13,169	$132	$62,807	$(1,920)	$61,132
Dividends on common stock	—	—	—	—	—	—	—	(527)	(527)
Dividends on preferred stock	—	—	—	—	—	—	—	(451)	(451)
Stock-based employee compensation	—	—	—	—	—	—	65	—	65
Net income for the year ended July 31, 2006	—	—	—	—	—	—	—	4,373	4,373
BALANCE, JULY 31, 2006	11,275	$113	—	$—	13,169	$132	$62,872	$1,475	$64,592
Dividends on common stock	—	—	—	—	—	—	—	(1,844)	(1,844)
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	(113)
Stock-based employee compensation	—	—	—	—	—	—	210	—	210
Exercise of stock options	—	—	—	—	6	—	22	—	22
Issuance of common stock	—	—	—	—	1,000	10	9,990	—	10,000
Purchase of common stock	—	—	—	—	(3,918)	(39)	(39,136)	—	(39,175)
Costs associated with issuing stock	—	—	—	—	—	—	(1,150)	—	(1,150)
Issuance of series F preferred stock	—	—	1,000	10	—	—	9,990	—	10,000
Conversion of common stock to series F preferred	—	—	65	1	(65)	(1)	—	—	—
Net income for the year ended July 31, 2007	—	—	—	—	—	—	—	6,608	6,608
BALANCE, JULY 31, 2007	11,275	$113	1,065	$11	10,192	$102	$42,798	$6,126	$49,150
Dividends on common stock	—	—	—	—	—	—	—	(1,631)	(1,631)
Dividends on preferred stock	—	—	—	—	—	—	—	(283)	(283)
Stock-based employee compensation	—	—	—	—	—	—	160	—	160
Net income for the year ended July 31, 2008	—	—	—	—	—	—	—	9,291	9,291
BALANCE, JULY 31, 2008	11,275	$113	1,065	$11	10,192	$102	$42,958	$13,503	$56,687

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

(In Thousands)

	2008	2007	2006

OPERATING ACTIVITIES
Net income	$9,291	$6,608	$4,373
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	6,571	6,951	7,234
Undistributed patronage capital from cooperatives	(45)	(27)	(29)
Loss on disposition of property, equipment and other assets	94	649	546
Deferred income taxes	696	908	998
Stock-based employee compensation	160	210	65
Noncontrolling interests	(202)	(52)	(894)
Changes in assets and liabilities
Trade receivables	(8,873)	(4,001)	1,747
Other receivables	(490)	(269)	320
Inventories	(20,627)	(5,211)	1,984
Prepaid expenses	349	214	(63)
Other assets	11	(24)	48
Accounts payable	9,578	102	3,053
Other accrued liabilities	(250)	(36)	(272)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(3,737)	6,022	19,110

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields Company, LLC	(2,232)	—	—
Purchases of property and equipment	(2,143)	(5,456)	(10,755)
Proceeds from sale of property, equipment and other assets	56	—	—
Other investments	(175)	(47)	(476)
Proceeds from cooperative bank equity retirements	—	232	568
Proceeds from other investments	57	116	—
Payments for package design costs	(116)	(433)	(180)

NET CASH USED FOR INVESTING ACTIVITIES	(4,553)	(5,588)	(10,843)

	2008	2007	2006

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	1,371	1,055	(2,406)
Net change in short-term notes payable	18,350	7,400	(10,000)
Payments on long-term debt	(9,171)	(6,771)	(4,771)
Principal payments under capital lease obligation	(310)	(133)	—
Proceeds from long-term debt	—	20,000	9,931
Preferred stock retirements	—	—	(7)
Investments by noncontrolling interests	—	21	78
Dividends paid on common stock	(1,631)	(1,844)	(527)
Dividends paid on preferred stock	(283)	(113)	(451)
Issuance of common stock	—	10,022	—
Issuance of series F preferred stock	—	10,000	—
Purchase of common stock	—	(39,175)	—
Costs associated with issuing and purchasing stock	—	(1,150)	—

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	8,326	(688)	(8,153)

NET CHANGE IN CASH AND CASH EQUIVALENTS	36	(254)	114

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	89	343	229

CASH AND CASH EQUIVALENTS, END OF YEAR	$125	$89	$343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for
Interest (net of amounts capitalized)	$3,782	$2,780	$2,649

Income taxes	$3,752	$2,989	$1,451

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of pasta equipment through capital lease obligation	$—	$1,750	$—

Purchase of interests in DNA Dreamfields Company, LLC
Goodwill reduction	$(8,273)
Amortizable intangibles	2,759
Noncontrolling interests reduction	7,746

	$2,232

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

NOTE 1 -                          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates milling and pasta manufacturing facilities in Carrington, North Dakota. In addition, the Company’s wholly-owned subsidiary, Primo Piatto, Inc. (“Primo Piatto”), a Minnesota corporation, operates pasta manufacturing facilities in New Hope, Minnesota.  DNA Dreamfields Company, LLC (“DNA Dreamfields”) became a wholly-owned subsidiary on September 21, 2007 (See Note 2).

Principles of Consolidation

The consolidated financial statements are comprised of the Company, its wholly-owned subsidiary Primo Piatto, Inc., and DNA Dreamfields Company, LLC, which the Company began to consolidate in fiscal year 2005 (See Note 2). All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2007 and for the years ended July 31, 2007 and 2006 to facilitate comparability with the statements as of and for the years ended July 31, 2008. Such reclassifications have no effect on the net result of operations.

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

YEARS ENDED JULY 31, 2008, 2007 AND 2006

the assets. Long-lived assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell, and will cease to be depreciated. SFAS No. 144 also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires that goodwill be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2008 and 2007 and determined that no impairment charges were necessary.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms, including promotions and rebates, are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $26,647,000, $23,953,000 and $26,474,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $1,294,000 and $1,048,000 as of July 31, 2008 and 2007, respectively.

One customer accounted for 11% and 22% of accounts receivable as of July 31, 2008 and 2007, respectively and 9%, 12% and 12% of net revenues for the years ended July 31, 2008, 2007 and 2006, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

The following summarizes balance and activity information related to the allowance for cash discounts and doubtful accounts (in thousands):

	Balance	Charged to	Deductions	Balance
	at Beginning	Costs and	from	at End
	of Year	Expenses	Allowance	of Year

Allowance for cash discounts:
Year ended July 31, 2008	$213	$3,347	$(3,231)	$329
Year ended July 31, 2007	180	2,592	(2,559)	213
Year ended July 31, 2006	157	2,695	(2,672)	180

Allowance for doubtful accounts:
Year ended July 31, 2008	$835	$232	$(102)	$965
Year ended July 31, 2007	900	9	(74)	835
Year ended July 31, 2006	1,350	640	(1,090)	900

Allowance for cash discounts and doubtful accounts:
Year ended July 31, 2008	$1,048	$3,579	$(3,333)	$1,294
Year ended July 31, 2007	1,080	2,601	(2,633)	1,048
Year ended July 31, 2006	1,507	3,335	(3,762)	1,080

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Finished goods	$33,397	$22,873
Raw materials, packaging and work-in-process	18,559	8,456

	$51,956	$31,329

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consists of approximately 433 employees, of which 34% are covered by collective bargaining agreements. The expiration dates of the union contracts are December 1, 2010 and September 30, 2008.  Approximately 28% of the Company’s workforce is covered by the collective bargaining agreement that was to expire on September 30, 2008; however, the Company and union have mutually agreed to extend the contract while negotiations continue.

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

YEARS ENDED JULY 31, 2008, 2007 AND 2006

The initial acquisition of land by the Company was stated at the estimated fair value of the land at acquisition.   Subsequent land acquisitions are recorded at cost.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $6,061,000, $6,007,000 and $5,686,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

Details relative to property and equipment are as follows (in thousands):

	2008	2007

Land and improvements	$2,952	$2,952
Buildings	23,120	23,114
Equipment	106,743	106,589

Property and equipment in service	132,815	132,655
Construction in progress	546	776
Less accumulated depreciation	(65,983)	(61,985)

	$67,378	$71,446

Investment in Cooperative Bank

Investment in cooperative bank is stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $5,623,000 and $5,281,000 as of July 31, 2008 and 2007, respectively.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2008	2007

Package design costs	$350	$575
Other	575	468

	$925	$1,043

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2008	2007

Accrued promotional costs	$1,136	$2,151
Accrued income taxes	1,393	461
Accrued interest	469	647
Accrued freight	470	582
Other	2,203	2,080

	$5,671	$5,921

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are expensed as incurred. Advertising expenses included in the consolidated income statement totaled $4,523,000, $2,089,000 and $2,808,000 (primarily related to consumer advertising for Dreamfields  pasta products) for the years ended July 31, 2008, 2007 and 2006, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses included in the consolidated income statement for the years ended July 31, 2008, 2007 and 2006 totaled $500,000, $602,000 and $730,000, respectively, including $307,000, $415,000 and $229,000, respectively, incurred by DNA Dreamfields which the Company began to consolidate in fiscal year 2005.

Interest Expense, Net

The Company earns patronage refunds from its patronage-based debt issued through CoBank based on its share of the net interest income earned by CoBank. These patronage refunds received are applied against interest expense.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates expected to apply when the differences are expected to reverse. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

YEARS ENDED JULY 31, 2008, 2007 AND 2006

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

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,556,000 shares, 575,000 shares and 386,000 shares for the years ended July 31, 2008, 2007 and 2006, respectively. The series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense for purposes of calculating diluted EPS.

The components of basic earnings per share are as follows (in thousands, except per share amounts):

Earnings per share - Basic

	2008	2007	2006

Net income	$9,291	$6,608	$4,373
Less: Preferred stock dividends	(283)	(113)	(451)
Net earnings available to common stockholders	$9,008	$6,495	$3,922

Basic weighted-average shares outstanding	10,192	12,501	13,169

Earnings per share - Basic	$0.88	$0.52	$0.30

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

Earnings per share - Diluted

	2008	2007	2006

Net earnings available to common stockholders	$9,008	$6,495	$3,922
Plus: Impact of interest expense on the exercise of options (1)	113	129	168
Net earnings available to common stockholders	$9,121	$6,624	$4,090

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,192	12,501	13,169
Plus: Incremental shares from assumed conversions
Options	491	335	386
Convertible preferred shares	1,065	240	—
Diluted weighted-average shares outstanding	11,748	13,076	13,555

Earnings per share - Diluted	$0.78	$0.51	$0.30

(1)  Assume funds from exercise of stock options would be used to pay down debt and therefore reduce interest expense.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities,  except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for financial assets in a market that is not active. We are currently evaluating the impact, if any, that the implementation of SFAS 157 will have on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141R is

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 141R will have on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 160 will have on its financial statements.

In December 2007, the SEC published the Staff Accounting Bulletin No. 110 (“SAB 110”), which amends SAB No. 107 by extending the usage of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected life of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected life. We are evaluating SAB 110 and its impact on future employee stock option grants.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal 2010. The Company is in the process of evaluating the impact, if any, that the adoption of FSP 142-3 will have on its financial statements.

NOTE 2 -                          DNA DREAMFIELDS COMPANY, LLC

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

YEARS ENDED JULY 31, 2008, 2007 AND 2006

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

NOTE 3 -                          GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of July 31, 2008, the value of goodwill was $8.4 million.

Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided. In conjunction with the acquisition of the remaining units of DNA Dreamfields (See Note 2), the Company recorded amortizable intangible assets including covenants not-to-compete and a technology license.  The covenants not-to-compete totaling $112,000 are being amortized over 36 months. The technology license totaling $2.6 million is being amortized over its estimated useful life of approximately 16 years.

	As of July 31, 2008 (in thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(31)	$81
Technology license	2,647	(138)	2,509

Total intangible assets	2,759	(169)	2,590

Goodwill	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(169)	$10,971

Amortization expense relating to intangible assets totaled $169,000 for fiscal year 2008.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

The following table estimates amortization expense for the next five fiscal years (in thousands):

	Covenants	Technology
Fiscal years ending July 31,	Not-To-Compete	License

2009	$37	$165
2010	37	165
2011	7	165
2012	—	165
2013	—	165
2014 and thereafter	—	1,684

	$81	$2,509

NOTE 4 -                          SHORT-TERM NOTES PAYABLE

In January 2008, the Company increased its revolving credit facility with CoBank to $45 million from the prior facility of $25 million. This facility extends through January 15, 2009 and is collateralized by all assets of the Company. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $25.8 million and $7.4 million as July 31, 2008 and 2007, respectively.  The Company had $19.2 million and $17.6 million available for borrowings under line of credit agreements as of July 31, 2008 and 2007, respectively.  Weighted average interest rates on short-term borrowings were 5.36%, 7.48% and 6.40% for the years ended July 31, 2008, 2007 and 2006, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

NOTE 5 -                          LONG-TERM DEBT

Information regarding long-term debt at July 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Non-patronage term loan from CoBank due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by all assets of the Company	$1,200	$2,400

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 through August 1, 2008, interest at 8.04%, collateralized by all assets of the Company	2,574	5,145

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 through August 1, 2010, interest at 8.14%, collateralized by all assets of the Company	3,000	4,000

Term loan from CoBank due in quarterly installments of $500,000 for four quarters starting August 20, 2006 and of $1,100,000 quarterly thereafter through May 20, 2011, variable interest (7.07% at July 31, 2007; 4.43% at July 31, 2008), collateralized by all assets of the Company	12,600	17,000

Term loan from CoBank due in quarterly installments of $1,350,000 for fourteen quarters starting May 2011 and a $1,100,000 final payment on November 20, 2014, variable interest (7.07% at July 31, 2007; 4.43% at July 31, 2008), collateralized by all assets of the Company	20,000	20,000

Capital lease, five year term through March 31, 2012, fixed interest at 6.98%	1,307	1,617

Total long-term debt	40,681	50,162
Less current portion	9,507	9,481

Net long-term debt	$31,174	$40,681

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

Aggregate future maturities required on long-term debt and capital leases are as follows (in thousands):

Years ending July 31,

2009	9,507
2010	5,756
2011	6,532
2012	5,636
2013	5,400
Thereafter	7,850

$40,681

The Company has a $1,200,000 letter of credit commitment with CoBank, securing the non-patronage loan from CoBank. The letter of credit commitment is subject to a commitment fee of 1.0% on an annualized basis and expires December 31, 2008. Advances on the letter of credit commitment are payable on demand.

The Company’s debt agreements with CoBank and the institutional note holders obligate the Company to maintain or achieve certain amounts of equity and financial ratios and impose restrictions on the Company. The Company was in compliance with these financial covenants as of July 31, 2008.

The Company incurred $3,849,000, $3,013,000 and $2,960,000 of interest on long and short-term debt and other obligations in fiscal years 2008, 2007 and 2006, respectively, of which $9,000, $109,000 and $243,000 was capitalized in the respective periods. Patronage income from CoBank of $225,000, $132,000 and $144,000 was netted against interest expense on the statement of operations for the years ended July 31, 2008, 2007 and 2006, respectively.

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

NOTE 6 -                          STOCKHOLDERS’ EQUITY

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

YEARS ENDED JULY 31, 2008, 2007 AND 2006

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

On December 15, 2005, the Company’s Board of Directors authorized the payment of non-periodic dividends of 4 cents per share on its Series D Delivery Preferred Stock and 4 cents per share on its Common Stock, payable on January 10, 2006 to shareholders of record as of December 19, 2005.

NOTE 7 -                          EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 18 years of age and who have completed 500 hours of service within six months. The Company matches 100% on the first 3% of the

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

employees’ elected deferral and 50% on the next 2%. Employer contributions to the plan totaled $706,000, $537,000 and $499,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

Primo Piatto, Inc. was also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees could also participate in the 401(k) plan but were excluded from amounts contributed by Primo Piatto. Contributions to the pension plan for the years ended July 31, 2008, 2007 and 2006 totaled $1,637,000, $106,000 and $83,000, respectively.

The Company reached an agreement on January 16, 2008 with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010. The contract allows the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan. The withdrawal liability totaled $1,573,000 with an additional $124,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund. The Company recorded a $1,697,000 non-recurring pre-tax charge for the year ended July 31, 2008 to reflect these costs associated with the withdrawal from the Fund. There were no payments made on the $1,573,000 withdrawal liability as of July 31, 2008 and that amount was included in accounts payable in the Company’s consolidated financial statements.

NOTE 8 -                          INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2008 and 2007 related to temporary differences are as follows (in thousands):

	2008	2007

Deferred tax assets
Accounts receivable allowances	$504	$409
Accrued expenses and other reserves	549	695
Total deferred tax assets	1,053	1,104

Deferred tax liabilities
Property, equipment and other assets	(14,119)	(13,264)
Other	—	(210)

Net deferred tax liabilities	$(13,066)	$(12,370)

Classified in the accompanying balance sheets as follows:

	2008	2007

Current assets	$1,053	$1,104
Noncurrent liabilities	(14,119)	(13,474)

Net deferred tax liabilities	$(13,066)	$(12,370)

Management believes it is more likely than not that the deferred tax assets as of July 31, 2008 will be realized through the generation of future taxable income and tax planning strategies.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

Income tax expense for the years ended July 31, 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006

Current income tax expense	$4,684	$2,851	$1,795
Deferred income taxes	696	908	998

Income tax expense	$5,380	$3,759	$2,793

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax effect	5.0	5.0	5.0
Other	(2.3)	(2.7)	—

Effective income tax rate	36.7%	36.3%	39.0%

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero at August 1, 2007 and as of July 31, 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statements of financial position and statements of operations was zero as of August 1, 2007 and July 31, 2008. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing income tax examinations by taxing authorities at this time. The Company’s various tax years starting 2003 to 2008 remain open in various taxing jurisdictions.

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

YEARS ENDED JULY 31, 2008, 2007 AND 2006

The Company believes it is not practical to estimate the fair value of the securities of non-subsidiary cooperatives without incurring excessive costs because there is no established market for these securities and it is inappropriate to estimate future cash flows, which are largely dependent on future patronage earnings of the non-subsidiary cooperatives.

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2008 and 2007.

NOTE 10 -                   OPERATING LEASES

The Company leases equipment and office space under operating lease agreements. Future obligations for operating leases for fiscal years ended July 31 are as follows (in thousands):

Year ending July 31:
2009	454
2010	248
2011	153
2012	92
2013	39
Thereafter	—

$986

Lease expense totaled $521,000, $1,138,000 and $1,462,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

NOTE 11 -                   CAPITAL LEASE

On March 30, 2007, the Company entered into a lease agreement for certain pasta equipment, which had previously been accounted for in a sale-leaseback transaction as discussed in Note 12, valued at $1.75 million.  The equipment lease, which has a term of 5 years expiring on March 31, 2012, is classified as a capital lease.

The following is a schedule of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2008 (in thousands):

Year ending July 31:
2009	413
2010	413
2011	413
2012	241
Later Years	—
Total minimum lease payments	1,480
Less: Amount representing interest	(173)
Present value of net minimum lease payments	$1,307

The equipment is being depreciated over its estimated useful economic life.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

Certain pasta equipment under capital lease at July 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Equipment	1,750	1,750
Less: Accumulated depreciation	(233)	(58)
Total	1,517	1,692

NOTE 12 -                   SALE-LEASEBACK

The Company entered into a sale-leaseback transaction effective March 29, 2002, for certain pasta production equipment. Proceeds from the sale totaled $5 million. The lease, which was classified as operating, set forth an initial term of five years and called for lease payments of $72,000 per month. At the end of the initial lease term, the Company could renew the lease at fair rental value, terminate the lease and surrender the equipment with the payment of a 10% of equipment cost remarketing fee, or purchase the equipment for $1,750,000.  The Company realized a gain on the sale of $255,000, which was deferred and was amortized in proportion to the gross rentals charged to expense over the five-year lease term.  The Company entered into a capital lease for this pasta production equipment on March 30, 2007 for $1.75 million as discussed in Note 11.

NOTE 13 -                   COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future durum wheat requirements. At July 31, 2008, the Company had outstanding commitments for grain purchases totaling $33,073,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

Pursuant to certain warehouse agreements, the Company is obligated to minimum monthly storage and handling amounts totaling $2,425,000, $1,019,000, $973,000, $554,000 and $554,000 for the years ending July 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The Company is subject to various lawsuits and claims which arise in the ordinary course of its business. While the results of such litigation and claims cannot be predicted with certainty, management believes the disposition of all such proceedings, individually or in aggregate, should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 14 -                   STOCK OPTION PLANS

On January 31, 1997 the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Company’s members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value, which were convertible into Equity Stock as a cooperative, and are now convertible into Common Stock and Series D Delivery Preferred Stock as a corporation at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued.  Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2005	2,731	$100-$150	$112.56	2,731
Exercised	—
Granted	—
Forfeited/Expired	(754)	$100	$100.00
Outstanding at July 31, 2006	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2007	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2008	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2005	374,980	$4.25-$6.25	$5.82	334,722
Exercised	—
Granted	141,256	$4.00	$4.00
Forfeited/Expired	(130,399)	$4.00-$6.25	$5.81
Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517
Exercised	(5,550)	$4.00	$4.00
Granted	272,726	$5.00	$5.00
Forfeited/Expired	—
Outstanding at July 31, 2007	653,013	$4.00-$6.25	$5.10	317,243
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2008	653,013	$4.00-$6.25	$5.10	485,128

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the years ended July 31, 2008, 2007 and 2006, the Company recorded stock-based employee compensation expense of $160,000, $210,000 and $65,000, respectively.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2008, and changes during the year ended July 31, 2008, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2007	335,770	$4.81
Granted	—
Vested	(167,885)	$4.81
Forfeited/Expired	—
Nonvested at July 31, 2008	167,885	$4.81

As of July 31, 2008, there was approximately $137,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 1.25 years.

NOTE 15 -                   RELATED PARTY TRANSACTIONS

Amounts due from executive officers totaled $47,000 as of July 31, 2008 and 2007.

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity in fiscal year 2008. Those sales totaled $263,000 at current market prices and the Company had a commitment to purchase wheat totaling $386,000 from Mr. Topp and/or his affiliated entity as of July 31, 2008.

In May 2007, the Company paid MVC Financial Services, Inc. and LaBella Holdings LLC $200,000 each in closing fees.  The payments were based on 2% of the issuance of 1,000,000 shares of series F preferred stock at $10 per share and 1,000,000 shares of common stock at $10 per share. See Note 6 – Stockholders’ Equity. MVC Financial Services, Inc. is an affiliate of MVC Capital, Inc., a holder of 5% or greater of the Company’s Common Stock.  Michael T. Tokarz, a director of the Company, is a stockholder and Chairman of MVC Capital, Inc.  LaBella Holdings LLC is a holder of 5% or greater of the Company’s Common Stock.  Richard Thompson, a director of the Company, is a managing member of LaBella Holdings LLC.

NOTE 16 -                   CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $2,200,000, $1,300,000 and $1,103,000 in December 2007, 2006 and 2005, respectively, under the Offset Act.  The net proceeds received under the Offset Act have been classified as Other Income on the Income Statement. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2008, 2007 AND 2006

NOTE 17 -                   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2008

Net revenues	$54,802	$61,990	$78,538	$84,869
Gross profit	8,513	6,138	7,715	11,124
Operating income	3,744	1,372	3,418	7,506
Net income	1,816	1,461	1,741	4,273
Basic net earnings per common share	0.18	0.12	0.17	0.41

Year ended July 31, 2007

Net revenues	$48,933	$47,174	$46,084	$48,871
Gross profit	6,073	5,102	6,834	7,478
Operating income	2,831	1,626	3,646	4,411
Net income	894	1,497	1,882	2,335
Basic net earnings per common share	0.07	0.11	0.14	0.20

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of July 31, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

Management personnel, including the Certifying Officers, recognize that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s report on internal control over financial reporting

The following report is provided by management in respect of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934):

1.     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.     The Company’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of the

Company’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of the Company’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

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

Name	Age	Term Expires	Class

John S. Dalrymple III	60	2009	I
Allyn K. Hart	69	2011	III
Roger A. Kenner (1)	59	2010	II
James F. Link	81	2009	I
Eugene J. Nicholas	63	2010	II
John D. Rice, Jr. (1)	54	2009	I
Richard Thompson	57	2010	II
Michael T. Tokarz	58	2009	I
Jeffrey O. Topp	49	2010	II
Curtis R. Trulson	56	2011	III
Michael E. Warner	58	2011	III

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

Allyn K. Hart.  Mr. Hart has been a director of the Company since 1991. Mr. Hart has served on the board of directors of Cavalier County Job Development Authority and U.S. Durum Growers Association and presently serves on the board of Maple Manor Care Center in Langdon, North Dakota. He has been a farmer in the Cavalier County, North Dakota area since 1961.

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

Eugene J. Nicholas.  Mr. Nicholas has been a director of the Company since 1991.  Mr. Nicholas had been a state representative and served as chairman of the North Dakota House of Representatives Agriculture Committee. Mr. Nicholas also serves on the board of directors of Country Bank USA, Cando, North Dakota, and the board of governors of Golden Plains Frozen Foods LLC. Mr. Nicholas previously served on the board of directors of the U.S. Durum Growers Association.

John D. Rice, Jr.  Mr. Rice is the Vice Chairman of the Board of Directors and has been a director of the Company since 1991. He also served on the boards of directors of the National Pasta Association and U.S. Durum Growers Association. He has been a farmer in the Maddock, North Dakota area since 1968.

Richard Thompson.  Mr. Thompson has been a director of the Company since May 2007. Mr. Thompson is the co-founder and has been a managing member and chief executive officer of GO7 Brands, LLC since May 2006.  He started American Italian Pasta Company (AIPC) in 1986 and grew it into the largest pasta manufacturing and durum milling company in North America. He has made numerous appearances in the national media including speaking engagements on entrepreneurial, manufacturing, and branding topics.  He has also received positive press from a variety of national and local publications and has served on several boards including public companies.  Mr. Thompson serves or has served on various organizations board of directors such as ASPCA, Nashville Humane Association, Pet Food Institute and “ARF” Animal Rescue Fund of the Hamptons.  In addition, he is a member of Parents Campaign Development and Alumni Relations at Vanderbilt University, George Washington University - Parents Campaign, and Grocery Manufacturing Association - President’s Advisory Council.

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

Jeffrey O. Topp.  Mr. Topp has been a director of the Company since 1991. He serves on the board of directors of Farmers Elevator, Inc. in Grace City, North Dakota and North Dakota Natural Beef, LLC. He is a partner in T-T Ranch and has been a farmer in the Grace City area since 1978.

Curtis R. Trulson.  Mr. Trulson has been a director of the Company since 1991. He previously served on the boards of directors of the National Association of Wheat Growers and the North Dakota Grain Growers Association, including service as its President.  He has been a farmer in Mountrail County, North Dakota, since 1975.

Michael E. Warner.  Mr. Warner has been a director of the Company since 1992. Mr. Warner has been a farmer in the Hillsboro, North Dakota area since 1967. He also currently serves on the boards of directors of Warner Equipment Co. and Agriceutical Resources LLC. In 2002, Mr. Warner was awarded a fellowship by the University of Missouri. He served on the board of directors of American Crystal Sugar Company from 1989 through 1996, as part of a 23-year career of service to the sugar industry. He is a past member of the board of trustees of Meritcare Health Systems of Fargo, North Dakota, the largest hospital/multiple clinic system between Minneapolis, Minnesota and Seattle, Washington.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee, a Nomination Committee and a Policy Committee.  The composition and function of these committees are set forth below.  A copy of the current charter for each of the committees described below is available on our website at www.dakotagrowers.com by clicking on the links for Investors and Corporate Governance.

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

The Audit Committee operates under a written charter adopted by the Board of Directors. The Company’s Audit Committee presently consists of Messrs. Curtis R. Trulson (Chair), Michael E. Warner and John S. Dalrymple III.  Under the Company’s bylaws, the Audit Committee of the Board of Directors must be composed of at least three directors who are not employees of the Company. The charter of the Audit Committee requires that members of the Audit Committee must be independent, and the Board of Directors has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq stock market and the Securities and Exchange Commission. The Board of Directors has also determined that Mr. Trulson meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

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

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	53	President and Chief Executive Officer
Edward O. Irion	37	Chief Financial Officer

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

Edward O. Irion.  Mr. Irion was appointed as the Company’s Chief Financial Officer effective February 21, 2006.  Mr. Irion joined the Company in December 1999 and served as the Company’s Assistant Vice President — Planning and Control until August 2000.  From August 2000 until his appointment as Chief Financial Officer, Mr. Irion served as the Company’s Vice President – Finance and Chief Accounting Officer.  He received a Bachelor of Science degree in accounting from Minnesota State University-Moorhead and is a certified public accountant.

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

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview

This section explains our philosophy, policies and practices relating to executive compensation and presents a review and analysis of the compensation earned during the fiscal year ended July 31, 2008 by our Chief Executive Officer and our Chief Financial Officer to whom we refer collectively as the “named executive officers.”

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

Other Compensation.  All full-time employees, including the named executive officers, may participate in the Company’s health and welfare benefit programs, including medical and dental care coverage, disability insurance and life insurance.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2008 no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Compensation Committee:

John S. Dalrymple III

Curtis R. Trulson

Michael E. Warner

Summary Compensation Table

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal years ended July 31, 2008 and 2007.

Summary Compensation Table

					All
Name and	Fiscal			Option	Other
Principal Position	Year	Salary	Bonus	Awards (2)	Compensation (1)	Total

Timothy J. Dodd	2008	$316,318	$149,532	$38,710	$21,983	$526,543
President and Chief	2007	$247,889	$55,300	$50,803	$11,628	$365,620
Executive Officer

Edward O. Irion	2008	$205,868	$96,200	$20,724	$15,200	$337,992
Chief Financial Officer	2007	$192,544	$37,000	$26,718	$13,802	$270,064

(1)          Includes the Company’s 401(k) matching contribution, excess life insurance, the taxable portion of reimbursable business expenses and the taxable portion of other benefits.

(2)          The awards shown in this column include stock options granted under our 2003 Stock Option Plan. The amounts are based on the compensation expense recognized for the award pursuant to Statement of Financial Accounting Standards No. 123R. See Note 14 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123R.

Outstanding Equity Awards at July 31, 2008

The following table summarizes stock options held for Series C Convertible Preferred Stock at the end of fiscal year 2008.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise	Expiration
Name	Exercisable (1)	Unexercisable	Prices ($)	Date

Timothy J. Dodd	506	—	$100.00	12/1/2011
	785	—	100.00	12/1/2011
	686	—	150.00	1/1/2013

1)              Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2008, to purchase 1,977 shares of the Company’s Series C Convertible Preferred Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

The following table summarizes stock options held for Common Stock at the end of fiscal year 2008.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option	Option
	(#)	(#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Prices ($)	Date

Timothy J. Dodd	190,800	—		$6.25	12/1/2012
	13,511	—		4.25	2/1/2014
	26,544	8,848	(1)	4.00	12/22/2015
	31,376	31,376	(2)	5.00	10/19/2016

Edward O. Irion	7,723	—		$4.25	2/1/2014
	8,112	2,704	(1)	4.00	12/22/2015
	19,681	19,681	(2)	5.00	10/19/2016

1)              Subject to certain qualifications, including but not limited to, the continued employment of the optionee, the unexercisable options will vest on December 22, 2008.

2)              Subject to certain qualifications, including but not limited to, the continued employment of the optionee, fifty percent (50%) of the unexecercisable options will vest on October 19, 2008 and the remaining unexercisable options will vest on October 19, 2009.

Employment Agreements

The Company does not have any employment agreements in place at the current time.

Stock Option Plans

On January 31, 1997 the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Dakota Growers Incentive Stock Option Plan (the “Plan”). The Plan was ratified by the Company’s members at the annual meeting in January 1998. The Compensation Committee or the Board of Directors has the power to determine the key management employees of the Company to receive options and the number of shares to be optioned to each of the employees. Options granted under the Plan are for the purchase of Series C Convertible Preferred Stock at fair market value and are convertible into Common Stock and Series D Delivery Preferred Stock at the option of the employee, under the applicable conversion ratio. The maximum number of preferred shares that may be issued pursuant to options granted under the Plan is 15,000, all of which have been issued. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The conversion ratio is proportionately adjusted if the Company increases the outstanding shares of Common Stock or Series D Delivery Preferred Stock, as applicable, without payment by or to the Company or the Company’s shareholders for such additional shares (e.g. stock split, stock dividend or other action). Options granted under the Plan must be exercised within ten years from the date such options are granted. In the event of the employee’s termination with the Company, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse.

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

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors during the fiscal year ended July 31, 2008.

	Fees earned	All
	or paid	Other
Name	in cash (1)	Compensation	Total

John S. Dalrymple III	$48,600	$—	$48,600
Allyn K. Hart	37,000	—	37,000
Roger A. Kenner	35,000	—	35,000
James F. Link	39,000	—	39,000
Eugene J. Nicholas	37,000	—	37,000
John D. Rice, Jr.	37,000	—	37,000
Richard Thompson	31,000	—	31,000
Michael T. Tokarz (2)	35,000	75,000	110,000
Jeffrey O. Topp	37,000	—	37,000
Curtis R. Trulson	46,200	—	46,200
Michael E. Warner	39,000	—	39,000

(1)                                  This column represents annual director fees, committee chairman fees and meeting attendance fees earned in fiscal year 2008. Directors are reimbursed for out-of-pocket travel expenses which are not included on this table.

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

Effective October 2007, the Company provided its directors with compensation consisting of (i) a per diem payment of $1,000 (except for the Chairman of the Board and Chairman of the Audit Committee who each receive $1,200 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $2,000 (except for the Chairman of the Board and Chairman of the Audit Committee who each receive $2,400 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

Effective October 2008, the compensation of the Company’s directors changed to (i) a per diem payment of $1,300 (except for the Chairman of the Board and Chairman of the Audit Committee who will each receive $1,560 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $2,600 (except for the Chairman of the Board and Chairman of the Audit Committee who will each receive $3,120 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

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

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Except as otherwise noted, each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2008 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securities
	Number of	Percent of	Number of	Percent of	Number of	Percent of	Number of	Percent of
Name of	Shares of	Total Common	Shares of Series	Total Series	Shares of Series	Total Series	Shares of Series	Total Series
Beneficial Owner	Common Stock	Stock	C Preferred	C Preferred	D Preferred	D Preferred	F Preferred	F Preferred

John S. Dalrymple III (1)	204,731	2.0%	—	—	315,000	2.8%	—	—

Allyn K. Hart	12,223	0.1	—	—	15,000	0.1	—	—

Roger A. Kenner (2)	109,596	1.1	—	—	140,000	1.2	—	—

James F. Link (3)	49,685	0.5	—	—	54,550	0.5	—	—

Eugene J.Nicholas (4)	53,394	0.5	—	—	58,951	0.5	—	—

John D. Rice, Jr. (5)	17,427	0.2	—	—	20,200	0.2	—	—

Jeffrey O. Topp (6)	325,541	3.2	—	—	271,420	2.4	—	—

Curtis R. Trulson (7)	43,403	0.4	—	—	61,750	0.5	—	—

Michael E. Warner	38,061	0.4	—	—	57,038	0.5	—	—

Timothy J. Dodd (8)	314,372	3.0	1,977	100%	238,248	2.1	—	—

Edward O. Irion (9)	35,516	0.3	—	—	—	—	—	—

Michael Tokarz (10)	1,016,195	10.0	—	—	—	—	1,065,000	100%

MVC Capital, Inc. (10)	1,016,195	10.0	—	—	—	—	1,065,000	100

Richard Thompson (11)	1,000,000	9.8	—	—	—	—	—	—

La Bella Holdings LLC (11)	1,000,000	9.8	—	—	—	—	—	—

All directors and officers as
a Group (13 persons) (12)	3,220,144	30.6%	1,977	100%	1,232,157	10.9%	1,065,000	100%

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

(7)          Includes 2,203 shares of Common Stock and 6,750 shares of Series D Delivery Preferred Stock held in the name of Trulson Brothers.

(8)          Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2008, to purchase 1,977 shares of the Company’s Series C Convertible Preferred Stock and 262,231 shares of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Mr. Dodd includes 47,448 shares of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Mr. Dodd includes 47,448 of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Mr. Dodd includes 262,231 shares of Common Stock issuable upon exercise of the options to purchase Common Stock.

(9)          Mr. Irion has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2008. The number of shares presented for Mr. Irion relate to Common Stock shares issuable upon the exercise of the options to purchase Common Stock.

(10)    Includes 1,016,195 shares of Common Stock and 1,065,000 Series F Convertible Preferred Stock held by MVC Capital, Inc.  Mr. Tokarz is listed as a beneficial owner as he is a stockholder and Chairman of MVC Capital, Inc.  Mr. Tokarz shares voting and dispositive control over all shares held by MVC Capital, Inc. Mr. Tokarz disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of Mr. Tokarz’s pecuniary interests therein. (The holder of Series F Convertible Preferred Stock has the right, exercisable at any time upon sixty-five (65) days’ written notice to the Company, to convert any number of the holder’s shares of Series F Convertible Preferred Stock into an equal number of shares of the Company’s Common Stock.)

(11)    Includes 1,000,000 shares of Common Stock held by La Bella Holdings LLC (“LBH”) of which Mr. Thompson is the Chief Executive Officer and is a member of the board of managers.  Mr. Thompson shares voting and dispositive control over all shares held by La Bella Holdings LLC. Mr. Thompson disclaims any beneficial ownership of the Company’s securities for purposes of Section 16(a) under the Securities Exchange Act of 1934, as amended, or otherwise, except to the extent of Mr. Thompson’s pecuniary interests therein.

(12)    Includes 297,747 shares of Common Stock and 1,977 shares of Series C Convertible Preferred Stock issuable upon exercise of options exercisable within 60 days of July 31, 2008, and includes an additional 47,448 shares of Common Stock and 47,448 shares of Series D Delivery Preferred Stock issuable upon conversion of the Series C Preferred Stock underlying such options.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plans as of July 31, 2008.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available
	to be Issued	Exercise Price of	for Future Issuance
	Upon Exercise of	Outstanding	Under Equity
	Outstanding Options	Options	Compensation Plans
Plan Category	Options to purchase Series C Convertible Preferred Stock (1)
Equity compensation plans approved by security holders	1,977	$117.35	—

	Options to purchase Common Stock
Equity compensation plans approved by security holders	462,213	$4.63	32,237

Equity compensation plans not approved by security holders	190,800	$6.25	—

(1)          Each share of Series C Convertible Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

Although none of the Company’s securities are listed on any stock exchange or system of dealer quotation, the Company’s Board of Directors follow the rules of the Securities and Exchange Commission and the Nasdaq Stock Market in determining independence for the Board of Directors and the Committees. Under the Nasdaq listing standards, at least a majority of the Company’s directors must meet the test of “independence” as defined by Nasdaq. The Nasdaq standards provide that, to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined that each current director, other than Mr. Tokarz and Mr. Topp, is “independent” as defined by the listing standards of the Nasdaq.

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity in fiscal year 2008. Those sales totaled $263,000 at current market prices and the Company had a commitment to purchase wheat totaling $386,000 from Mr. Topp and/or his affiliated entity as of July 31, 2008.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2008 and 2007 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2008	2007

Audit Fees	$82	$64
Audit-Related Fees (a)	3	10
Tax Fees (b)	11	16
All Other Fees	—	—

Total Fees (c)	$96	$90

(a)   Primarily benefit plan audit services.

(b)   Primarily tax advisory and preparation services.

(c)   The Audit Committee has approved all fees.

Auditor Services Pre-approval Policy

The Audit Committee has a formal policy concerning pre-approval of all services to be provided by Eide Bailly LLP, the Company’s independent auditor, including audit, audit-related, tax and other services. The Chair of the Committee has the authority to pre-approve permitted services that require action between regular Committee meetings, provided a report of these services is given to the full Committee at the next regular meeting. The Committee approved all services provided by Eide Bailly LLP during fiscal year 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          The following are filed as part of this report:

1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2008 and 2007

Consolidated Statements of Operations for the years ended July 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007 and 2006

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

10.7

Registration Rights Agreement dated July 30, 2004 between the Company and MVC Capital, Inc. (Incorporated by reference to Exhibit 99.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.8

Consulting Agreement dated July 30, 2004 between the Company and MVC Financial Services, Inc. (Incorporated by reference to Exhibit 99.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed August 6, 2004).

10.9

Membership Unit Purchase Agreement effective May 1, 2005 between and among Dakota Growers Pasta Company, Inc., B-New, LLC, TechCom Group, LLC and Buhler, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 1, 2005).

10.10	Master Loan Agreement dated May 23, 2005 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

10.11

Statused Revolving Credit Supplement dated January 22, 2008 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 1, 2008).

10.12

Non-Revolving Credit Supplement dated January 22, 2008 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 1, 2008).

10.13

Multiple Advance Term Loan Supplement dated February 14, 2007 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

10.14

Continuing Guarantee Agreement dated May 23, 2005 between Primo Piatto, Inc., a wholly-owned subsidiary of the Company, and CoBank, ACB. (Incorporated by reference to Exhibit 10.5 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

10.15

Security Agreement dated May 23, 2005 between Primo Piatto, Inc. and CoBank, ACB. (Incorporated by reference to Exhibit 10.6 from the Company’s Report on Form 8-K, File No. 000-50111, filed July 7, 2005).

10.16

Multiple Advance Term Loan Supplement dated February 14, 2007 between the Company and CoBank, ACB. (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

10.17

Stock Purchase Agreement dated February 9, 2007 between the Company and MVC Capital, Inc. and La Bella Holdings, LLC. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

10.18

Amendment to the Master Loan Agreement dated February 14, 2007 between CoBank, ACB and the Company. (Incorporated by reference to Exhibit 10.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 15, 2007).

10.19

Amendment to the Master Loan Agreement dated April 25, 2007 between CoBank, ACB and the Company. (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed May 1, 2007).

10.20

Extended Term Schedule A dated March 30, 2007 of the Master Lease Agreement dated March 6, 2002 between the Company and Farm Credit Leasing Services Corporation. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on form 8-K, File No. 000-50111, filed April 4, 2007).

10.21

Unit Purchase Agreement dated September 21, 2007 between the Company, TechCom Group, LLC, Buhler Inc. and B-New, LLC. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on form 8-K, File No. 000-50111, filed September 27, 2007).

10.22

Continuing Guarantee Agreement dated January 29, 2008 between DNA Dreamfields Company, LLC, a wholly-owned subsidiary of the Company, and CoBank, ACB. (Incorporated by reference to Exhibit 10.4 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 1, 2008).

10.23

Security Agreement dated January 22, 2008 between DNA Dreamfields Company, LLC and CoBank, ACB. (Incorporated by reference to Exhibit 10.5 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 1, 2008).

10.24

Amendment to the Master Loan Agreement dated January 22, 2008 between CoBank, ACB and the Company. (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed February 1, 2008).

21	Subsidiaries of the registrant.

Name of Subsidiary	Jurisdiction of Incorporation

Primo Piatto, Inc.	Minnesota
DNA Dreamfields Company, LLC	Ohio

23	Consent of Independent Registered Public Accounting Firm; Eide Bailly LLP.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.

By:	/s/ Timothy J. Dodd

Timothy J. Dodd,
PRESIDENT AND CHIEF EXECUTIVE OFFICER,
AND PRINCIPAL EXECUTIVE OFFICER

Dated: October 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd
President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 29, 2008

/s/ Edward O. Irion
Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	October 29, 2008

/s/ John S. Dalrymple III

John S. Dalrymple III	Director	October 29, 2008

/s/ John D. Rice, Jr.

John D. Rice, Jr.	Director	October 29, 2008

SIGNATURES - continued

Signature	Title	Date

/s/ Curtis R. Trulson

Curtis R. Trulson	Director	October 29, 2008

/s/ Allyn K. Hart

Allyn K. Hart	Director	October 29, 2008

/s/ Roger A. Kenner

Roger A. Kenner	Director	October 29, 2008

/s/ James F. Link

James F. Link	Director	October 29, 2008

/s/ Eugene J. Nicholas

Eugene J. Nicholas	Director	October 29, 2008

/s/ Richard Thompson

Richard Thompson	Director	October 29, 2008

/s/ Michael T. Tokarz

Michael T. Tokarz	Director	October 29, 2008

/s/ Jeffrey O. Topp

Jeffrey O. Topp	Director	October 29, 2008

/s/ Michael E. Warner

Michael E. Warner	Director	October 29, 2008