Form 10-Q
period 2008-10-31
DAKOTA GROWERS PASTA CO INC
filed 2008-12-15
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

or

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

Yes ☐ No ☒

As of December 15, 2008, the Registrant had 10,192,413 shares of common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2008	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$125

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,298 and $1,294, respectively	29,668	27,315

Other receivables	1,710	850

Inventories	39,891	51,956

Prepaid expenses	935	1,040

Deferred income taxes	1,053	1,053

Total current assets	73,262	82,339

PROPERTY AND EQUIPMENT
In service	133,495	132,815
Construction in progress	418	546
	133,913	133,361
Less accumulated depreciation	(67,508)	(65,983)

Net property and equipment	66,405	67,378

INVESTMENT IN COOPERATIVE BANK	1,355	1,355

INTANGIBLE ASSETS, NET	2,539	2,590

GOODWILL	8,381	8,381

OTHER ASSETS	908	925

	$152,850	$162,968

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2008	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$7,434	$3,130
Accounts payable	8,510	15,357
Accrued liabilities	6,809	7,244
Notes payable	22,450	25,750
Current portion of long-term debt	5,738	9,507

Total current liabilities	50,941	60,988

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	28,987	31,174
DEFERRED INCOME TAXES	14,509	14,119

Total liabilities	94,437	106,281

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 shares issued and outstanding	102	102
Additional paid-in capital	42,992	42,958
Retained earnings	15,195	13,503

Total stockholders’ equity	58,413	56,687

Total liabilities and stockholders’ equity	$152,850	$162,968

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended October 31,
	2008	2007
Net revenues (net of discounts and allowances of $7,117 and $7,180, respectively)	$87,145	$54,802

Cost of goods sold	78,519	46,289

Gross profit	8,626	8,513

Marketing, general and administrative expenses	5,133	4,769

Operating income	3,493	3,744

Other income (expense)
Interest and other income	36	82
Interest expense, net	(855)	(1,051)

Income before noncontrolling interests and income taxes	2,674	2,775

Noncontrolling interests	—	202

Income before income taxes	2,674	2,977

Income tax expense	982	1,161

Net income	$1,692	$1,816

Net income per common share
Basic	$0.17	$0.18

Diluted	$0.14	$0.15

Weighted average common shares outstanding
Basic	10,192	10,192

Diluted	11,958	11,958

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Three Months Ended October 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,692	$1,816
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,638	1,664
Noncontrolling interests	—	(202)
Deferred income taxes	390	461
Stock-based employee compensation	34	58
Changes in assets and liabilities
Trade receivables	(2,353)	(780)
Other receivables	(860)	(97)
Inventories	12,065	(3,575)
Prepaid expenses	105	127
Other assets	3	1
Accounts payable	(6,847)	4,985
Other accrued liabilities	(435)	(662)
NET CASH FROM OPERATING ACTIVITIES	5,432	3,796

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields	—	(2,232)
Purchases of property and equipment	(552)	(612)
Payments for package design costs	(48)	(25)
Proceeds from other investments	—	47
NET CASH USED FOR INVESTING ACTIVITIES	(600)	(2,822)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	4,304	260
Net change in short-term notes payable	(3,300)	4,700
Payments on long-term debt	(5,956)	(5,946)
NET CASH USED FOR FINANCING ACTIVITIES	(4,952)	(986)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(120)	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,009	$1,292

Income taxes	$2,654	$1,205

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interests in DNA Dreamfields
Goodwill reduction		$(8,273)
Amortizable intangibles		2,759
Noncontrolling interests reduction		7,746

		$2,232

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2008 as filed in the Company’s Form 10-K.

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

NOTE 2 – FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ended July 31, 2009. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2008. The information contained in the balance sheet as of July 31, 2008 was derived from the Company’s audited annual report for fiscal year 2008. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2.  This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities,  except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for financial assets in a market that is not active. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to apply the fair value option to the specified financial assets and liabilities, and accordingly, the adoption of SFAS No. 159

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

had no financial statement impact.

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

NOTE 4 – INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2008 include raw materials and packaging of $15,470,000 and finished goods of $24,421,000. Inventories at July 31, 2008 include raw materials and packaging of $18,559,000 and finished goods of $33,397,000.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – LOAN AGREEMENTS

The Company has a $45 million revolving credit facility with CoBank that extends through January 15, 2009 and is collateralized by all assets of the Company. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 175 to 275 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangement totaled $22.5 million and $25.8 million as of October 31, 2008 and July 31, 2008, respectively.  The Company had $22.5 million and $19.2 million available for borrowings under the line of credit as of October 31, 2008 and July 31, 2008, respectively.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2008.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.  Prior to the quarter ended October 31, 2008, the Company had not included nonvested stock options in the calculation of diluted EPS.  Nonvested stock options have been considered in the calculation of diluted EPS for the three months ended October 31, 2008 and 2007, as presented herein.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,766,000 for the three months ended October 31, 2008 and 2007. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

The components of basic earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended October 31,
	2008	2007
Earnings per share - Basic

Net earnings available to common stockholders	$1,692	$1,816

Basic weighted-average shares outstanding	10,192	10,192

Earnings per share - Basic	$0.17	$0.18

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended October 31,
	2008	2007
Earnings per share - Diluted

Net earnings available to common stockholders	$1,692	$1,816
Plus: Impact of interest expense on the exercise of options, net of taxes (1)	23	36
Net earnings available to common stockholders	$1,715	$1,852

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,192	10,192
Plus: Incremental shares from assumed conversions	701	701
Options
Convertible preferred shares	1,065	1,065
Diluted weighted-average shares outstanding	11,958	11,958

Earnings per share - Diluted	$0.14	$0.15

(1)  As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

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

Effective September 21, 2007, the Company acquired the remaining units of DNA Dreamfields, increasing its ownership to 100%.  Pursuant to the terms of the purchase agreement, the Company acquired the remaining units for an aggregate purchase price of $2.2 million.  In conjunction with this purchase, the Company eliminated the noncontrolling interests, recorded amortizable intangible assets (covenants not-to-compete and technology license) and reduced recorded goodwill associated with the buyout of DNA Dreamfields in the Company’s first quarter of fiscal year 2008.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of October 31, 2008, the value of goodwill was $8.4 million.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

totaling $112,000 are being amortized over 36 months. The technology license totaling $2.6 million is being amortized over its estimated useful life of approximately 16 years.

	As of October 31, 2008 (in thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(41)	$71
Technology license	2,647	(179)	2,468

Total intangible assets	2,759	(220)	2,539

Goodwill	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(220)	$10,920

The Company recorded amortization expense of $51,000 for the three months ended October 31, 2008.

NOTE 9 – STOCK OPTIONS

The Company accounts for share based payments in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $34,000 and $58,000, for the three months ended October 31, 2008 and October 31, 2007, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth information regarding stock options outstanding and exercisable:

	Options to purchase Series C Convertible Preferred Stock
	Number of Series C Convertible Preferred Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2008	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2008	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2008	653,013	$4.00-$6.25	$5.10	485,128
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2008	653,013	$4.00-$6.25	$5.10	553,310

A summary of the status of the Company’s issued but nonvested stock options as of October 31, 2008, and changes during the three months ended October 31, 2008, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2008	167,885	$4.81
Granted	—
Vested	(68,182)	$5.00
Forfeited/Expired	—
Nonvested at October 31, 2008	99,703	$4.68

As of October 31, 2008, there was approximately $103,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 1 year.

NOTE 10 – COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $32,156,000 as of October 31, 2008, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity in the first quarter of fiscal year 2009. Those sales totaled $473,000 at market prices and the Company had a commitment to purchase wheat totaling $82,000 from Mr. Topp and/or his affiliated entity as of October 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended July 31, 2008.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2008 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Net income for the quarter ended October 31, 2008 totaled $1,692,000 compared to $1,816,000 for the quarter ended October 31, 2007.  Net earnings per basic common share for the quarter ended October 31, 2008 were $0.17 per share compared to $0.18 per share for the quarter ended October 31, 2007.

The Company’s net revenues increased 59.0% for the quarter ended October 31, 2008 when compared to the same period of the prior year.  The increase resulted primarily from higher pasta per unit selling prices and, to a lesser extent, higher mill sales prices.  Benefits derived from increased per unit selling prices were largely offset by higher durum costs.  Durum prices declined in the first quarter of fiscal year 2009 when compared to record high levels experienced in fiscal year 2008.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2008. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of October 31, 2008 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended October 31, 2008 and 2007

Net Revenues. Net revenues totaled $87.1 million for the three months ended October 31, 2008, an increase of 59.0%, compared to $54.8 million for the three months ended October 31, 2007. Overall, pasta per unit selling prices increased 56.0% while pasta sales volumes increased 3.9%.  Revenues from the retail market, a portion of which includes co-pack and government sales, increased $12.1 million, or 51.3%, due to a 55.9% increase in average selling prices offset by a 3.0% decrease in volume. Foodservice revenues increased $5.3 million, or 34.7%, due to a 47.1% increase in average selling prices offset by an 8.4% decrease in sales volumes. Ingredient revenues increased $13.2 million, or 127.5%, due to a 78.7% increase in average selling prices and a 27.3% increase in sales volumes.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $7.3 million for the three months ended October 31, 2008, an increase of $1.8 million when compared to the same period of the prior year. The increase is due to increases in per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased $32.2 million, or 69.6%, to $78.5 million for the three months ended October 31, 2008, compared to $46.3 million for the three months ended October 31, 2007.  The increase was primarily due to higher durum costs and, to a lesser extent, increased costs for other production inputs. Gross profit as a percentage of net revenues decreased to 9.9% for the three months ended October 31, 2008 from 15.5% for the three months ended October 31, 2007, as higher revenues largely resulted from the pass through of higher durum costs.

Marketing, General, and Administrative (“MG&A”) Expenses.  MG&A expenses increased 7.6%, to $5.1 million for the quarter ended October 31, 2008, compared to $4.8 million for the quarter ended October 31, 2007. The increase was primarily due to higher brokerage commission costs associated with higher revenues. MG&A expenses as a percentage of net revenues decreased to 5.9% for the quarter ended October 31, 2008, from 8.7% for the comparable quarter of the prior year.

Interest Expense.  Interest expense for the three months ended October 31, 2008 totaled $0.9 million, down $0.2 million from the corresponding period of the prior year.

Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields Company, LLC net income or net loss allocable to other members of DNA Dreamfields.  The loss allocated to other members for the three months ended October 31, 2007 totaled $202,000.

Income Taxes.  The income tax expense for the three months ended October 31, 2008 and 2007 totaled $1.0 million and $1.2 million, respectively, and reflects an effective corporate income tax rate of approximately 37% and 39%, respectively.

Net Income.  Net income for the three months ended October 31, 2008 totaled $1.7 million, a decrease of $0.1 million compared to the net income of $1.8 million for the three months ended October 31, 2007.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of October 31, 2008 totaled $22.3 million compared to $21.4 million as of July 31, 2008.

The Company has a $45 million revolving credit facility with CoBank which extends through January 15, 2009. The balance outstanding on the line of credit was $22.5 million as of October 31, 2008, leaving $22.5 million available for borrowings as of that date. The balance outstanding under the revolving line of credit arrangement was $25.8 million as of July 31, 2008.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2008 and the date of this filing.

Net cash provided from operating activities totaled $5.4 million for the three months ended October 31, 2008 compared to net cash provided by operating activities of $3.8 million for the three months ended October 31, 2007.  Significant items contributing to this net increase included a decrease in inventories offset partially by changes in accounts payable and accounts receivable.

Net cash used for investing activities totaled $0.6 million and $2.8 million for the three months ended October 31, 2008 and 2007, respectively.  A majority of the net cash used for investing activities for the quarter ended October 31, 2007 related to the purchase of the remaining interest in DNA Dreamfields.

Net cash used for financing activities totaled $5.0 million and $1.0 million for the three months ended October 31, 2008 and 2007, respectively.  The $5.0 million of net cash used for financing activities for the quarter ended October 31, 2008 included $6.0 million in scheduled payments on long-term debt and a decrease in short-term notes payable offset by an increase in excess outstanding checks over cash on deposit.

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received $384,000 in December 2008 under the Act, which will be recognized as other income in the Company’s second quarter of fiscal year 2009. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

The following table summarizes the Company’s contractual obligations as of October 31, 2008 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$34,725	$5,738	$17,087	$10,800	$1,100
Interest on long-term obligations (1)	4,776	1,443	2,682	631	20
Durum purchase obligations	32,156	32,156	—	—	—
Warehouse obligations	4,903	2,057	2,430	416	—
Operating leases	1,127	553	557	17	—

	$77,687	$41,947	$22,756	$11,864	$1,120

(1) Based on interest rates as of October 31, 2008

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2008, the Company had outstanding commitments for grain purchases totaling $32.2 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

The Company is exposed to certain fluctuations in commodity prices. The Company forward contracts for a certain portion of its future wheat requirements. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of October 31, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	December 15, 2008
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	December 15, 2008
Accounting Officer)