Form 10-Q
period 2009-01-31
DAKOTA GROWERS PASTA CO INC
filed 2009-03-17
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

or

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

As of March 17, 2009, the Registrant had 10,192,413 shares of Common Stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$75	$125

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,234 and $1,294, respectively	27,239	27,315

Other receivables	1,370	850

Inventories	36,886	51,956

Prepaid expenses	1,125	1,040

Deferred income taxes	1,053	1,053

Total current assets	67,748	82,339

PROPERTY AND EQUIPMENT
In service	133,710	132,815
Construction in progress	317	546
	134,027	133,361
Less accumulated depreciation	(69,046)	(65,983)

Net property and equipment	64,981	67,378

INVESTMENT IN COOPERATIVE BANK	1,355	1,355

INTANGIBLE ASSETS, NET	2,488	2,590

GOODWILL	8,381	8,381

OTHER ASSETS	888	925

	$145,841	$162,968

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$3,343	$3,130
Accounts payable	9,365	15,357
Accrued liabilities	6,137	7,244
Notes payable	18,400	25,750
Current portion of long-term debt	5,744	9,507

Total current liabilities	42,989	60,988

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	27,799	31,174
DEFERRED INCOME TAXES	15,345	14,119

Total liabilities	86,133	106,281

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,192,413 issued and outstanding	102	102
Additional paid-in capital	43,022	42,958
Retained earnings	16,460	13,503

Total stockholders’ equity	59,708	56,687

Total liabilities and stockholders’ equity	$145,841	$162,968

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	January 31,
	2009	2008
Net revenues (net of discounts and allowances of $5,981 and $6,972, respectively)	$72,067	$61,990

Cost of goods sold	60,953	55,852

Gross profit	11,114	6,138

Marketing, general and administrative expenses	5,361	4,766

Operating income	5,753	1,372

Other income (expense)
Interest and other income	385	2,032
Loss on disposition of property, equipment and other assets	—	(9)
Interest expense, net	(404)	(1,001)

Income before income taxes	5,734	2,394

Income tax expense	2,105	933

Net income	3,629	1,461
Dividends on preferred stock	326	283

Net earnings on common stock	$3,303	$1,178

Net earnings per common share
Basic	$0.32	$0.12

Diluted	$0.28	$0.10

Weighted average common shares outstanding
Basic	10,192	10,192

Diluted	11,958	11,958

Dividends per common share	$0.20	$0.16

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended
	January 31,
	2009	2008
Net revenues (net of discounts and allowances of $13,099 and $14,153, respectively)	$159,213	$116,792

Cost of goods sold	139,472	102,141

Gross profit	19,741	14,651

Marketing, general and administrative expenses	10,496	9,536

Operating income	9,245	5,115

Other income (expense)
Interest and other income	421	2,114
Loss on disposition of property, equipment and other assets	—	(9)
Interest expense, net	(1,258)	(2,051)

Income before noncontrolling interests and income taxes	8,408	5,169

Noncontrolling interests	—	202

Income before income taxes	8,408	5,371

Income tax expense	3,087	2,094

Net income	5,321	3,277
Dividends on preferred stock	326	283

Net earnings on common stock	$4,995	$2,994

Net earnings per common share
Basic	$0.49	$0.29

Diluted	$0.42	$0.26

Weighted average common shares outstanding
Basic	10,192	10,192

Diluted	11,958	11,958

Dividends per common share	$0.20	$0.16

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended
	January 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$5,321	$3,277
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	3,287	3,348
Loss on disposition of property, equipment and other assets	—	9
Noncontrolling interests	—	(202)
Deferred income taxes	1,226	831
Stock-based employee compensation	64	92
Changes in assets and liabilities
Trade receivables	76	(7,333)
Other receivables	(520)	(717)
Inventories	15,070	(8,259)
Prepaid expenses	(85)	37
Other assets	6	1
Accounts payable	(5,992)	(40)
Other accrued liabilities	(1,107)	(215)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	17,346	(9,171)

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields	—	(2,232)
Purchases of property and equipment	(665)	(1,278)
Proceeds from sale of property, equipment and other assets	—	5
Payments for package design costs	(92)	(71)
Proceeds from other investments	—	57
NET CASH USED FOR INVESTING ACTIVITIES	(757)	(3,519)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	213	10,956
Net change in short-term notes payable	(7,350)	10,820
Principal payments on long-term debt	(7,138)	(7,124)
Dividends paid on common stock	(2,038)	(1,630)
Dividends paid on preferred stock	(326)	(283)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(16,639)	12,739

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50)	49
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125	89
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75	$138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,549	$2,183

Income taxes	$3,330	$2,510

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interests in DNA Dreamfields
Goodwill reduction		$(8,273)
Amortizable intangibles		2,759
Noncontrolling interests reduction		7,746

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

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ended July 31, 2009. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2008. The information contained in the balance sheet as of July 31, 2008 was derived from the Company’s audited annual report for fiscal year 2008. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of the Company, Primo Piatto and DNA Dreamfields, which the Company began to consolidate in fiscal year 2005. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2.  This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities,  except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 for financial assets in a market that is not active. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to apply the fair value option to the specified financial assets and liabilities, and accordingly, the adoption of SFAS No. 159 had no financial statement impact.

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

In May 2008, FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this statement did not have a material impact on our financial statements.

In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in fiscal 2010. The Company is in the process of evaluating the impact, if any, that the adoption of FSP 142-3 will have on its financial statements.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2009 include raw materials and packaging of $14,363,000 and finished goods of $22,523,000. Inventories at July 31, 2008 include raw materials and packaging of $18,559,000 and finished goods of $33,397,000.

NOTE 5 — LOAN AGREEMENTS

The Company has a $45 million revolving credit facility with CoBank that extends through January 13, 2010 and is collateralized by all assets of the Company. Interest on the revolving line of credit is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $18.4 million and $25.8 million as of January 31, 2009 and July 31, 2008, respectively.  The Company had $26.6 million and $19.2 million available for borrowings under the revolving line of credit as of January 31, 2009 and July 31, 2008, respectively.

During the second quarter of fiscal year 2009, the Company also entered into modifications to existing CoBank term loan agreements with respect to debt previously incurred by the Company.  These modifications increased the performance pricing adjustment schedule by 25 basis points.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2009.

NOTE 6 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net earnings on Common Stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock. Prior to August 1, 2008, the Company had not included nonvested stock options in the calculation of diluted EPS.  Nonvested stock options have been considered in the calculation of diluted EPS for the three and six month periods ended January 31, 2009 and 2008, as presented herein.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,766,000 for the three and six months ended January 31, 2009 and 2008. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s Common Stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of basic earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Earnings per share - Basic

Net earnings available to common stockholders	$3,303	$1,178	$4,995	$2,994

Basic weighted-average shares outstanding	10,192	10,192	10,192	10,192

Earnings per share - Basic	$0.32	$0.12	$0.49	$0.29

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Earnings per share - Diluted

Net earnings available to common stockholders	$3,303	$1,178	$4,995	$2,994
Plus: Impact of interest expense on the exercise of options, net of taxes (1)	13	29	26	59
Net earnings available to common stockholders	$3,316	$1,207	$5,021	$3,053

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,192	10,192	10,192	10,192
Plus: Incremental shares from assumed conversions
Options	701	701	701	701
Convertible preferred shares	1,065	1,065	1,065	1,065
Diluted weighted-average shares outstanding	11,958	11,958	11,958	11,958

Earnings per share - Diluted	$0.28	$0.10	$0.42	$0.26

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — DIVIDENDS

On December 18, 2008, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock, 20 cents per share on its Common Stock and 20 cents per share on its Series F Convertible Preferred Stock, payable on January 7, 2009 to stockholders of record as of December 26, 2008.

On December 20, 2007, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock, 16 cents per share on its Common Stock and 16 cents per share on its Series F Convertible Preferred Stock, payable on January 15, 2008 to stockholders of record as of December 31, 2007.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of January 31, 2009, the value of goodwill was $8.4 million.

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

	As of January 31, 2009 (in thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(50)	$62
Technology license	2,647	(221)	2,426

Total intangible assets	2,759	(271)	2,488

Goodwill	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(271)	$10,869

Amortization expense of intangible assets totaled $102,000 and $68,000 for the six months ended January 31, 2009 and 2008, respectively.

NOTE 10 — STOCK OPTIONS

The Company accounts for share based payments in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $64,000 and $92,000 for the six months ended January 31, 2009 and 2008, respectively.

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2008	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2009	1,977	$100-$150	$117.35	1,977

Options to purchase Common Stock
Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2008	653,013	$4.00-$6.25	$5.10	485,128
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2009	653,013	$4.00-$6.25	$5.10	584,832

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2008, and changes during the six months ended January 31, 2009, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2008	167,885	$4.81
Granted	—
Vested	(99,704)	$4.68
Forfeited/Expired	—
Nonvested at January 31, 2009	68,181	$5.00

As of January 31, 2009, there was approximately $72,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of .75 years.

NOTE 11 — CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

received payments in the amount of $384,000 and $2,200,000 in December 2008 and 2007, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Offset Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

NOTE 12 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $20.5 million as of January 31, 2009, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 13 — RELATED PARTY TRANSACTIONS

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity during the six months ended January 31, 2009. Those sales totaled $554,000 at market prices. The Company entered into a commitment to purchase wheat totaling $187,500 from Mr. Topp and/or his affiliated entity subsequent to January 31, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended July 31, 2008.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “believe,” “may” and similar expressions. Such statements are based on assumptions by the Company’s management as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2008 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Net income for the quarter ended January 31, 2009 totaled $3.6 million compared to $1.5 million for the quarter ended January 31, 2008.  Net income for the six months ending January 31, 2009 totaled $5.3 million compared to $3.3 million for the six months ended January 31, 2008. The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.20 per share on its Series F Convertible Preferred Stock and $0.20 per share on its Common Stock during the second quarter of fiscal year 2009. Net earnings per basic common share, after the effect of dividends on preferred stock, were $0.32 per share for the quarter ended January 31, 2009, compared to $0.12 per share for the quarter ended January 31, 2008. Net earnings per basic common share were $0.49 per share for the six months ended January 31, 2009 and $0.29 per share for the six months ended January 31, 2008.

The Company’s net revenues increased 16.3% for the quarter ended January 31, 2009 and 36.3% for the six months ended January 31, 2009 when compared to the same periods of the prior year.  The increases resulted primarily from higher pasta per unit selling prices and, to a lesser extent, higher mill sales prices. Benefits derived from higher selling prices were partially offset by higher durum costs.  However, durum prices have declined during the first half of fiscal year 2009 when compared to record high levels experienced during the latter portion of fiscal year 2008.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of January 31, 2009 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended January 31, 2009 and 2008

Net Revenues. Net revenues totaled $72.1 million for the three months ended January 31, 2009, an increase of $10.1 million, or 16.3%, compared to $62.0 million for the three months ended January 31, 2008.  Overall, pasta per unit selling prices increased 29.1% while pasta sales volumes decreased 5.9%. Revenues from the retail market, a portion of which includes co-pack and government sales, increased $6.6 million, or 24.8%, due to a 30.7% increase in average selling prices offset by a 4.5% volume decline. Foodservice revenues increased $0.9 million, or 6.0%, due to a 19.6% increase in average selling prices offset by an 11.4% volume decline. Ingredient revenues increased $4.1 million, or 33.8%, due to a 37.8% increase in average selling prices offset by a 2.9% volume decline.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $6.5 million for the three months ended January 31, 2009, a decrease of $1.5 million when compared to the same period of the prior year. The decrease is primarily due to lower mill sales volumes, partially offset by higher per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased 9.1%, to $61.0 million for the three months ended January 31, 2009, compared to $55.9 million for the three months ended January 31, 2008. The increase was primarily due to higher durum costs and, to a lesser extent, increased costs for other production inputs.  Gross profit as a percentage of net revenues improved to 15.4% for the three months ended January 31, 2009, from 9.9% for the three months ended January 31, 2008.

The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 12.5% to $5.4 million for the three months ended January 31, 2009, compared to $4.8 million for the three months ended January 31, 2008. The increase was primarily due to higher brokerage commission costs associated with higher revenues and increased professional fees. MG&A expenses as a percentage of net revenues decreased to 7.4% for the three months ended January 31, 2009, from 7.7% for the comparable quarter of the prior year.

Interest and Other Income. Interest and other income totaled $0.4 million for the three months ended January 31, 2009, compared to $2.0 million for the three months ended January 31, 2008. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $0.4 million and $2.2 million in December 2008 and 2007, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Offset Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Interest Expense. Interest expense for the three months ended January 31, 2009 totaled $0.4 million, a decrease of $0.6 million from $1.0 million for the corresponding period of the prior year. The decrease is primarily related to lower interest rates.

Income Taxes. Income tax expense for the three months ended January 31, 2009 and 2008 totaled $2.1 million and $0.9 million, respectively, and reflects an effective corporate income tax rate of approximately 37% and 39%, respectively.

Net Income.  Net income for the three months ended January 31, 2009 totaled $3.6 million compared to net income of $1.5 million for the three months ended January 31, 2008.  Net earnings available to common stockholders for the three months ended January 31, 2009 and January 31, 2008 totaled $3.3 million and $1.2 million, respectively, after reducing net income for dividends declared on Series D Delivery Preferred Stock and Series F Convertible Preferred Stock.

Comparison of the Six Months Ended January 31, 2009 and 2008

Net Revenues. Net revenues totaled $159.2 million for the six months ended January 31, 2009, an increase of $42.4 million, or 36.3%, compared to $116.8 million for the six months ended January 31, 2008.  Overall, pasta per unit selling prices increased 42.1% with foodservice selling prices up 33.4%, retail selling prices up 42.6% and ingredient selling prices up 58.1%.  Overall, total pasta sales volumes decreased 0.9% with foodservice sales and retail sales volumes down 9.8% and 3.7%, respectively, offset by an ingredient volume increase of 11.9%. The majority of the retail sales volume decline was related to lower co-pack sales volumes.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $13.8 million and $13.6 million for the six months ended January 31, 2009 and 2008, respectively.

Cost of Goods Sold. Cost of goods sold increased 36.5% to $139.5 million for the six months ended January 31, 2009, compared to $102.1 million for the six months ended January 31, 2008.  The increase was primarily due to higher durum costs and to a lesser extent other input costs.  Gross profit as a percentage of net revenues was relatively unchanged at 12.4% for the six months ended January 31, 2009 compared to 12.5% for the six months ended January 31, 2008.

The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased $1.0 million, or 10.1%, to $10.5 million for the six months ended January 31, 2009, compared to $9.5 million for the six months ended January 31, 2008. The increase was primarily related to higher brokerage commission costs associated with higher revenues as well as increased compensation costs and higher professional fees.  MG&A expenses as a percentage of net revenues decreased to 6.6% for the six months ended January 31, 2009, from 8.2% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $0.4 million for the six months ended January 31, 2009, compared to $2.1 million for the six months ended January 31, 2008. Substantially all of the amounts relate to payments received by the Company in December 2008 and 2007 under the Offset Act.

Interest Expense. Interest expense for the six months ended January 31, 2009 and 2008 totaled $1.3 million and $2.1 million, respectively. The decrease was primarily related to lower interest rates.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields net loss allocable to other members of DNA Dreamfields and totaled $0.2 million for the six months ended January 31, 2008.

Income Taxes.  Income tax expense for the six months ended January 31, 2009 totaled $3.1 million, compared to $2.1 million for the six months ended January 31, 2008, and reflects an effective corporate income tax rate of approximately 37% and 39%, respectively.

Net Income.  Net income for the six months ended January 31, 2008 totaled $5.3 million compared to $3.3 million for the six months ended January 31, 2008.  Net earnings available to common stockholders for the six months ended January 31, 2009 totaled $5.0 million compared to $3.0 million for the six months ended January 31, 2008, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of January 31, 2009 totaled $24.8 million, compared to $21.4 million as of July 31, 2008.

The Company has a $45 million revolving credit facility with CoBank which extends through January 13, 2010. Interest on the revolving line of credit is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $18.4 million and $25.8 million as of January 31, 2009 and July 31, 2008, respectively.  The Company had $26.6 million and $19.2 million available for borrowings under the revolving line of credit as of January 31, 2009 and July 31, 2008, respectively.

During the second quarter of fiscal year 2009, the Company also entered into modifications to existing CoBank term loan agreements with respect to debt previously incurred by the Company.  These modifications increased the performance pricing adjustment schedule by 25 basis points.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2009 and the date of this filing.

Net cash provided from operating activities totaled $17.3 million for the six months ended January 31, 2009, compared to net cash used for operating activities of $9.2 million for the six months ended January 31, 2008. Significant items contributing to this net increase included a decrease in inventories offset partially by changes in accounts payable.

Net cash used for investing activities totaled $0.8 million and $3.5 million for the six months ended January 31, 2009 and 2008, respectively.  A majority of the net cash used for investing activities for the six months ended January 31, 2008 related to the purchase of the remaining interests in DNA Dreamfields.

Net cash used for financing activities totaled $16.6 million for the six months ended January 31, 2009 compared to net cash provided from financing activities of $12.7 million for the six months ended January 31, 2008.  The $16.6 million of net cash used for financing activities for the six months ended January 31, 2009 included a net decrease in short-term notes payable of $7.4 million and $7.1 million in scheduled payments on long-term debt.  The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.20 per share) on its Series F Convertible Preferred Stock and $2.0 million ($0.20 per share) on its Common Stock during the second quarter of fiscal year 2009. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.16 per share) on its Series F Convertible Preferred Stock and $1.6 million ($0.16 per share) on its Common Stock during the second quarter of fiscal year 2008.

The following table summarizes the Company’s contractual obligations as of January 31, 2009 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations

Long-term debt	$33,543	$5,744	$17,249	$10,550	$—
Interest on long-term obligations (1)	2,641	879	1,470	290	2
Durum purchase obligations	20,471	20,471	—	—	—
Warehouse obligations	4,281	1,690	2,314	277	—
Operating leases	997	520	477	—	—

	$61,933	$29,304	$21,510	$11,117	$2

(1) Based on interest rates as of January 31, 2009

The Company forward contracts for a certain portion of its future durum wheat requirements. At January 31, 2009, the Company had outstanding commitments for grain purchases totaling $20.5 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill and are not derivative in nature as they have no net settlement provision and are not transferable.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of January 31, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 10, 2009. The following proposals were presented for stockholder consideration at the Annual Meeting:

•	The election of four directors to serve as Class I directors.
•	Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2009.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 9, 2008, to serve as directors on the Board of Directors of the Company.  Following are the results for the election of directors:

	Shares Voted For	Shares Withheld
Class I directors:

John S. Dalrymple III	6,055,695	205,165
James F. Link	5,947,478	313,382
John D Rice, Jr.	6,058,630	202,230
Michael T. Tokarz	6,056,936	203,924

The newly elected Class I directors, John S. Dalrymple III, James F. Link, John D. Rice, Jr. and Michael T. Tokarz, will serve three year terms ending with the annual meeting in 2012. Roger A. Kenner, Eugene J. Nicholas, Richard Thompson and Jeffrey O. Topp will continue serving as directors until the annual meeting in 2010.  Allyn K. Hart, Curtis R. Trulson and Michael E. Warner will continue serving as directors until the annual meeting in 2011.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2009, as follows:

Shares Voted For	6,237,951
Shares Voted Against	10,703
Shares Abstained	12,206

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

3.4

Certificate of Designation of Series F Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC February 15, 2007).

10.1

Statused Revolving Credit Supplement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 16, 2009).

10.2

Non-Revolving Credit Supplement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 16, 2009).

10.3

Multiple Advance Term Loan Supplement, Loan No. RIE539T07A between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 16, 2009).

10.4

Multiple Advance Term Loan Supplement, Loan No. RIE539T06B between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 16, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a) or 15d-14(a)).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act Rule 13a-14(a) or 15d-14(a)).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	March 17, 2009
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	March 17, 2009
Accounting Officer)