Form 10-Q
period 2009-04-30
DAKOTA GROWERS PASTA CO INC
filed 2009-06-12
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 12, 2009, the Registrant had 10,203,063 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$125	$125

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,304 and $1,294, respectively	23,895	27,315

Other receivables	1,312	850

Inventories	30,755	51,956

Prepaid expenses	841	1,040

Deferred income taxes	1,053	1,053

Total current assets	57,981	82,339

PROPERTY AND EQUIPMENT
In service	133,697	132,815
Construction in progress	421	546
	134,118	133,361
Less accumulated depreciation	(70,486)	(65,983)

Net property and equipment	63,632	67,378

INVESTMENT IN COOPERATIVE BANK	1,507	1,355

INTANGIBLE ASSETS, NET	2,438	2,590

GOODWILL	8,381	8,381

OTHER ASSETS	869	925

	$134,808	$162,968

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	April 30,	July 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$1,887	$3,130
Accounts payable	7,593	15,357
Accrued liabilities	5,942	7,244
Notes payable	4,300	25,750
Current portion of long-term debt	5,750	9,507

Total current liabilities	25,472	60,988

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	26,609	31,174
DEFERRED INCOME TAXES	16,768	14,119

Total liabilities	68,849	106,281

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,203,063 and 10,192,413 shares issued and outstanding as of April 30, 2009 and July 31, 2008, respectively	102	102
Additional paid-in capital	43,096	42,958
Retained earnings	22,637	13,503

Total stockholders’ equity	65,959	56,687

Total liabilities and stockholders’ equity	$134,808	$162,968

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	April 30,
	2009	2008
Net revenues (net of discounts and allowances of $7,252 and $6,572, respectively)	$71,513	$78,538

Cost of goods sold	57,373	70,823

Gross profit	14,140	7,715

Marketing, general and administrative expenses	4,452	4,297

Operating income	9,688	3,418

Other income (expense)
Interest and other income (expense)	(1)	8
Loss on disposition of property, equipment and other assets	(38)	—
Interest expense, net	110	(706)

Income before income taxes	9,759	2,720

Income tax expense	3,582	979

Net income	$6,177	$1,741

Net earnings per common share
Basic	$0.61	$0.17

Diluted	$0.52	$0.15

Weighted average common shares outstanding
Basic	10,196	10,192

Diluted	11,958	11,958

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Nine Months Ended
	April 30,
	2009	2008
Net revenues (net of discounts and allowances of $20,351 and $20,724, respectively)	$230,726	$195,330

Cost of goods sold	196,845	172,964

Gross profit	33,881	22,366

Marketing, general and administrative expenses	14,948	13,832

Operating income	18,933	8,534

Other income (expense)
Interest and other income	421	2,122
Loss on disposition of property, equipment and other assets	(38)	(9)
Interest expense, net	(1,149)	(2,757)

Income before noncontrolling interests and income taxes	18,167	7,890

Noncontrolling interests	—	202

Income before income taxes	18,167	8,092

Income tax expense	6,669	3,073

Net income	11,498	5,019
Dividends on preferred stock	(326)	(283)

Net earnings on common stock	$11,172	$4,736

Net earnings per common share
Basic	$1.10	$0.46

Diluted	$0.94	$0.40

Weighted average common shares outstanding
Basic	10,194	10,192

Diluted	11,958	11,958

Dividends per common share	$0.20	$0.16

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Nine Months Ended
	April 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$11,498	$5,019
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,931	5,016
Undistributed patronage capital from cooperatives	(152)	(45)
Loss on disposition of property, equipment and other assets	38	9
Noncontrolling interests	—	(202)
Deferred income taxes	2,649	1,228
Stock-based employee compensation	88	126
Changes in assets and liabilities
Trade receivables	3,420	(9,512)
Other receivables	(462)	(632)
Inventories	21,201	(11,496)
Prepaid expenses	199	52
Other assets	9	—
Accounts payable	(7,764)	14,900
Other accrued liabilities	(1,302)	(1,402)
NET CASH FROM OPERATING ACTIVITIES	34,353	3,061

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields Company, LLC	—	(2,232)
Purchases of property and equipment	(913)	(1,555)
Proceeds from sale of property, equipment and other assets	25	53
Payments for package design costs	(136)	(81)
Proceeds from other investments	—	57
NET CASH USED FOR INVESTING ACTIVITIES	(1,024)	(3,758)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	(1,243)	1,042
Net change in short-term notes payable	(21,450)	9,800
Principal payments on long-term debt	(8,322)	(8,302)
Issuance of common stock	50	—
Dividends paid on common stock	(2,038)	(1,630)
Dividends paid on preferred stock	(326)	(283)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(33,329)	627

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(70)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125	89
CASH AND CASH EQUIVALENTS, END OF PERIOD	$125	$19

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$1,499	$3,044

Income taxes	$5,963	$2,954

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interests in DNA Dreamfields Company, LLC
Goodwill reduction		$(8,273)
Amortizable intangibles		2,759
Noncontrolling interests reduction		7,746

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

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended July 31, 2009. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2008. The information contained in the balance sheet as of July 31, 2008 was derived from the Company’s audited annual report for fiscal year 2008. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact, if any, that the adoption of FSP 115-2 and 124-2 will have on its financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact, if any, that the adoption of FSP 157-4 will have on its financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  The Company is evaluating the impact, if any, that the adoption of FSP 107-1 and APB 28-1 will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The company is currently evaluating the impact, if any, that the adoption of SFAS No. 165 will have on its financial statements.

NOTE 4 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of April 30, 2009 include raw materials and packaging of $12,643,000 and finished goods of $18,112,000. Inventories at July 31, 2008 include raw materials and packaging of $18,559,000 and finished goods of $33,397,000.

NOTE 5 — LOAN AGREEMENTS

The Company has a $45 million revolving credit facility with CoBank that extends through January 13, 2010 and is collateralized by all assets of the Company. Interest on the revolving line of credit is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $4.3 million and $25.8

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million as of April 30, 2009 and July 31, 2008, respectively.  The Company had $40.7 million and $19.2 million available for borrowings under the revolving line of credit as of April 30, 2009 and July 31, 2008, respectively.

During the second quarter of fiscal year 2009, the Company also entered into modifications to existing CoBank term loan agreements with respect to debt previously incurred by the Company.  These modifications increased the performance pricing adjustment schedule by 25 basis points.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2009.

The Company earns patronage refunds from its patronage-based debt issued through CoBank based on its share of the net interest income earned by CoBank. These patronage refunds received are applied against interest expense. Cash and equity patronage refunds received from CoBank and applied against interest expense totaled $435,000 and $225,000 for the three months ended April 30, 2009 and 2008, respectively.

NOTE 6 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net earnings on Common Stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock. Prior to August 1, 2008, the Company had not included nonvested stock options in the calculation of diluted EPS.  Nonvested stock options have been considered in the calculation of diluted EPS for the three and nine month periods ended April 30, 2009 and 2008, as presented herein.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,762,000 and 1,766,000 for the three months ended April 30, 2009 and 2008, respectively. Dilutive securities totaled 1,764,000 and 1,766,000 for the nine months ended April 30, 2009 and 2008, respectively. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s Common Stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

The components of basic earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2009	2008	2009	2008
Earnings per share - Basic

Net earnings available to common stockholders	$6,177	$1,741	$11,172	$4,736

Basic weighted-average shares outstanding	10,196	10,192	10,194	10,192

Earnings per share - Basic	$0.61	$0.17	$1.10	$0.46

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 30		April 30
	2009	2008	2009	2008
Earnings per share - Diluted

Net earnings available to common stockholders	$6,177	$1,741	$11,172	$4,736
Plus: Impact of interest expense on the exercise of options, net of taxes (1)	13	27	39	78
Net earnings available to common stockholders	$6,190	$1,768	$11,211	$4,814

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,196	10,192	10,194	10,192
Plus: Incremental shares from assumed conversions
Options	697	701	699	701
Convertible preferred shares	1,065	1,065	1,065	1,065
Diluted weighted-average shares outstanding	11,958	11,958	11,958	11,958

Earnings per share - Diluted	$0.52	$0.15	$0.94	$0.40

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of April 30, 2009, the value of goodwill was $8.4 million.

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

	As of April 30, 2009 (in thousands)
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(59)	$53
Technology license	2,647	(262)	2,385

Total intangible assets	2,759	(321)	2,438

Goodwill	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(321)	$10,819

Amortization expense of intangible assets totaled $51,000 for the three months ended April 30, 2009 and 2008 and $152,000 and $119,000 for the nine months ended April 30, 2009 and 2008, respectively.

NOTE 10 — STOCK OPTIONS

The Company accounts for share based payments in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $24,000 and $34,000 for the three months ended April 30, 2009 and 2008, respectively, and $88,000 and $126,000 for the nine months ended April 30, 2009 and 2008, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2008	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at April 30, 2009	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2008	653,013	$4.00-$6.25	$5.10	485,128
Exercised	(10,650)	$4.00-$5.00	$4.67
Granted	—
Forfeited/Expired	—
Outstanding at April 30, 2009	642,363	$4.00-$6.25	$5.11	574,182

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2008, and changes during the nine months ended April 30, 2009, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2008	167,885	$4.81
Granted	—
Vested	(99,704)	$4.68
Forfeited/Expired	—
Nonvested at April 30, 2009	68,181	$5.00

As of April 30, 2009, there was approximately $48,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of 0.50 years.

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

NOTE 12 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $21.5 million as of April 30, 2009, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

NOTE 13 — RELATED PARTY TRANSACTIONS

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity during the nine months ended April 30, 2009. Those sales totaled $554,000 at market prices. During the third quarter of fiscal year 2009, the Company entered into a commitment to purchase wheat totaling $187,500 from Mr. Topp and/or his affiliated entity.

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

Net income for the quarter ended April 30, 2009 totaled $6,177,000 compared to net income of $1,741,000 for the quarter ended April 30, 2008.  Net income for the nine months ended April 30, 2009 totaled $11,498,000 compared to $5,019,000 for the nine months ended April 30, 2008. The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. Net earnings per basic common share for the quarter ended April 30, 2009 were $0.61 per share compared to $0.17 per share for the quarter ended April 30, 2008. Net earnings per basic common share, after the effect of dividends on Preferred Stock, were $1.10 per share for the nine months ended April 30, 2009 and $0.46 per share for the nine months ended April 30, 2008.  The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.20 per share on its Series F Convertible Preferred Stock and $0.20 per share on its Common Stock during the second quarter of fiscal year 2009.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of April 30, 2009 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended April 30, 2009 and 2008

Net Revenues. Net revenues totaled $71.5 million for the three months ended April 30, 2009, a decrease of 8.9%, compared to net revenues of $78.5 million for the three months ended April 30, 2008. Overall pasta per unit selling prices decreased 5.6% while pasta sales volumes increased 3.6% in comparison to the comparable period in 2008. Revenues from the retail market, a portion of which includes co-pack and government sales, increased $3.1 million, or 10.2%, due to a 10.9% increase in volume offset by a 0.6% decline in average selling prices. Foodservice revenues decreased $3.4 million, or 18.4%, due to a 2.7% decrease in volume and a 16.1% decrease in average selling prices. Ingredient revenues decreased $1.1 million, or 5.7%, due to a 6.0% decrease in average selling prices slightly offset by a 0.4% increase in volume.

The Company markets durum and semolina in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $5.4 million for the three months ended April 30, 2009, a decrease of $5.6 million when compared to the same period of the prior year.  The decline resulted from decreases in both sales volumes and per unit selling prices.

Cost of Goods Sold. Cost of goods sold decreased 19.0% to $57.4 million for the three months ended April 30, 2009, compared to $70.8 million for the three months ended April 30, 2008. The decrease was primarily due to lower durum costs. Gross profit as a percentage of net revenues improved to 19.8% for the three months ended April 30, 2009 from 9.8% for the three months ended April 30, 2008.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 3.6% to $4.5 million for the three months ended April 30, 2009, compared to $4.3 million for the three months ended April 30, 2008. MG&A expenses as a percentage of net revenues increased to 6.2% for the three months ended April 30, 2009, from 5.5% for the comparable quarter of the prior year.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $38,000 during the three months ended April 30, 2009. The loss was related to retirements of certain equipment in conjunction with capital projects at the Carrington, North Dakota facility.

Interest Expense. Interest expense, net of patronage refunds, decreased $0.8 million from the corresponding period of the prior year. The decrease was related to lower interest rates and lower outstanding debt as well as higher patronage refunds.  Cash and equity patronage refunds received from CoBank totaling $435,000 and $225,000 have been netted against interest expense for the three months ended April 30, 2009 and 2008, respectively.

Income Taxes. Income tax expense for the three month periods ended April 30, 2009 and 2008 totaled $3.6 million and $1.0 million, respectively. The Company’s effective income tax rate was 36.7% for the three months ended April 30, 2009 compared to 36.0% for the three months ended April 30, 2008.

Net Income.  Net income for the three months ended April 30, 2009 totaled $6.2 million compared to net income of $1.7 million for the three months ended April 30, 2008.  The increase is related to lower durum costs partially offset by lower average selling prices, pasta sales volume increases and lower interest expense. Net income as a percent of net revenues was 8.6% versus 2.2% in the comparable quarter of the prior fiscal year.

Comparison of the Nine Months Ended April 30, 2009 and 2008

Net Revenues. Net revenues totaled $230.7 million for the nine months ended April 30, 2009, an increase of $35.4 million, or 18.1% compared to $195.3 million for the nine months ended April 30, 2008. Overall, pasta per unit selling prices increased 23.1% with ingredient selling prices up 29.0%, retail selling prices up 26.1% and foodservice selling prices up 14.6%. Total pasta sales volumes increased 0.6% with ingredient and retail sales volumes up 7.4% and 0.9%, respectively, offset by a foodservice volume decrease of 7.6%.

Revenues from mill product sales totaled $19.2 million and $24.6 million for the nine months ended April 30, 2009 and 2008, respectively. The decrease is primarily due to lower mill sales volumes, partially offset by higher per unit selling prices.

Cost of Goods Sold. Cost of goods sold increased 13.8%, to $196.8 million for the nine months ended April 30, 2009, compared to $173.0 million for the nine months ended April 30, 2008.  The increase was primarily due to higher durum costs and, to a lesser extent, other input costs.  Gross profit as a percentage of net revenues increased to 14.7% for the nine months ended April 30, 2009, compared to 11.5% for the nine months ended April 30, 2008.

The Company recorded a $960,000 non-recurring pre-tax charge in its fiscal second quarter ending January 31, 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased $1.1 million, or 8.1%, to $14.9 million for the nine months ended April 30, 2009, compared to $13.8 million for the nine months ended April 30, 2008. The increase was primarily related to higher brokerage commission costs associated with higher revenues as well as increased compensation costs and higher professional fees. MG&A expenses as a percentage of net revenues decreased to 6.5% for the nine months ended April 30, 2009, from 7.1% for the comparable period of the prior year.

Interest and Other Income. Interest and other income totaled $0.4 million for the nine months ended April 30, 2009, compared to $2.1 million for the nine months ended April 30, 2008. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $0.4 million and $2.2 million in December 2008 and 2007, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Offset Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Loss on Disposition of Property, Equipment and Other Assets (“Loss on Disposition”).  The Company incurred losses on disposition of $38,000 and $9,000 during the nine months ended April 30, 2009 and 2008, respectively.   The losses were related to retirements of certain equipment in conjunction with capital projects.

Interest Expense. Interest expense, net of patronage refunds, totaled $1.1 million and $2.8 million for the nine months ended April 30, 2009 and 2008, respectively. The decrease was related to lower interest rates, lower outstanding debt and higher patronage refunds.

Noncontrolling Interests.  Noncontrolling interests reflect the portion of the DNA Dreamfields net loss allocable to other members of DNA Dreamfields and totaled $0.2 million for the nine months ended April 30, 2008.

Income Taxes.  Income tax expense was $6.7 million based on an effective income tax rate of 36.7% for the nine months ended April 30, 2009, compared to $3.1 million based on an effective income tax rate of 38.0% for the nine months ended April 30, 2008.

Net Income.  Net income for the nine months ended April 30, 2009 totaled $11.5 million, compared to $5.0 million for the nine months ended April 30, 2008.  Net earnings available to common shareholders totaled $11.2 million and $4.7 million for the nine months ended April 30, 2009 and 2008, respectively, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of April 30, 2009 totaled $32.5 million compared to $21.4 million as of July 31, 2008.

The Company has a $45 million revolving credit facility with CoBank which extends through January 13, 2010. Interest on the revolving line of credit is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $4.3 million and $25.8 million as of April 30, 2009 and July 31, 2008, respectively.  The Company had $40.7 million and $19.2 million available for borrowings under the revolving line of credit as of April 30, 2009 and July 31, 2008, respectively.

During the second quarter of fiscal year 2009, the Company entered into amendments to its existing CoBank term loan agreements with respect to debt previously incurred by the Company.  These modifications increased the performance pricing adjustment schedule by 25 basis points.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of April 30, 2009 and the date of this filing.

Net cash from operating activities totaled $34.4 million and $3.1 million for the nine months ended April 30, 2009 and 2008, respectively. Significant items contributing to this increase were changes in inventories, trade receivables and net income adjusted for non-cash items, which were partially offset by changes in accounts payable.

Net cash used for investing activities totaled $1.0 million and $3.8 million for the nine months ended April 30, 2009 and 2008, respectively.  A majority of the net cash used for investing activities in the nine months ended April 30, 2008 related to the purchase of the remaining interests in DNA Dreamfields as well as fixed asset purchases.

Net cash used for financing activities totaled $33.3 million for the nine months ended April 30, 2009 compared to the net cash provided from financing activities totaled $0.6 million for the nine months ended April 30, 2008.  The $33.3 million of net cash used for financing activities for the nine months ended April 30, 2009 included a decrease in short-term notes payable of $21.5 million and $8.3 million in scheduled payments on long-term debt.  The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.20 per share) on its Series F Convertible Preferred Stock and $2.0 million ($0.20 per share) on its Common Stock during the second quarter of fiscal year 2009. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.16 per share) on its Series F Convertible Preferred Stock and $1.6 million ($0.16 per share) on its Common Stock during the second quarter of fiscal year 2008.

The following table summarizes the Company’s contractual obligations as of April 30, 2009 (in thousands):

Contractual Obligations

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$32,359	$5,750	$17,409	$9,200	$—
Interest on long-term obligations (1)	2,389	812	1,345	230	2
Durum purchase obligations	21,522	21,522	—	—	—
Warehouse obligations	3,658	1,322	2,197	139	—
Operating leases	1,349	684	665	—	—

	$61,277	$30,090	$21,616	$9,569	$2

(1) Based on interest rates as of April 30, 2009

The Company forward contracts for a certain portion of its future durum wheat requirements. At April 30, 2009, the Company had outstanding commitments for grain purchases totaling $21.5 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of April 30, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During April 2009, one of the Company’s employees exercised options for the purchase of a total of 10,650 shares of the Company’s common stock.  The aggregate consideration received by the Company for the issuance of those shares was $49,690. The shares were issued in private placement transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

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

DAKOTA GROWERS PASTA COMPANY, INC.

(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	June 12, 2009

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	June 12, 2009