Form 10-K
period 2009-07-31
DAKOTA GROWERS PASTA CO INC
filed 2009-10-29
CIK 1166347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended July 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established public market for the Registrant’s common stock. Although there is a limited, private market for shares of the Registrant’s common stock, the Registrant does not obtain information regarding the transfer price in transactions between its shareholders and therefore is unable to estimate the aggregate market value of the Registrant’s common shares held by non-affiliates. As of October 29, 2009, the Registrant had 10,203,063 shares of common stock, par value $0.01 per share, outstanding.

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

Retail Market

The Retail market includes sales of branded and private label pasta to grocery stores, club stores, mass merchants and other consumer retail operations. A significant portion of the Retail market is represented by established national or regional pasta brands. The Company estimates that Barilla, New World Pasta Company and American Italian Pasta Company account for over 75% of the branded retail market. The Company focuses a majority of its Retail marketing efforts on private label sales. The market leaders in private label sales are American Italian Pasta Company and Dakota Growers.

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

In 2005, a trend toward high fiber products developed. While still small relative to the total pasta category, the consumption of these whole wheat/whole grain products continues to grow.  Dreamfields pasta offers fiber benefits similar to the levels of other whole wheat/whole grain pastas while maintaining the integrity of the taste and low carbohydrate traits.  Dakota Growers also manufactures and sells traditional whole wheat/whole grain pastas.

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

Co-Pack Arrangements

A portion of each end-user market is supplied under “co-pack” arrangements between pasta manufacturers. These agreements involve the sale of dry pasta products between pasta manufacturers in order to supply short-term volume deficiencies such manufacturers suffer from time to time in meeting customer requirements, and to allow a manufacturer to draw upon particular areas of expertise of other manufacturers, which may be more cost beneficial than self-manufacturing.  Co-pack sales comprised approximately 4% of the Company’s net revenues for the year ended July 31, 2009 and 5% for each of the years ended July 31, 2008 and 2007.

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

The pasta products manufactured by the Company consist of over 100 different shapes and are sold to customers in all markets. In addition to the dry pasta produced by the Company, it purchases additional dry pasta shapes from other manufacturers and resells them. This practice is widely followed by many pasta manufacturers for efficiency and production capacity reasons, and allows distribution of wider product lines to the Company’s customers. Outside purchases of pasta, excluding imports, comprised over 2% of net sales for the year ended July 31, 2009 and 2007, and 1% for the year ended July 31, 2008.

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

In addition to its pasta products, the Company markets semolina, durum wheat flour and other flour blends to other food product manufacturers as market conditions allow. Lower grade second clear flours and millfeed by-products of the durum milling process are sold primarily for animal feed. Revenues from mill product sales represented approximately 8%, 12% and 8% of the Company’s net revenues for the years ended July 31, 2009, 2008 and 2007, respectively.

Sales, Marketing and Customers

The Company markets its products through direct sales, supplemented by the efforts of third party brokers retained by the Company. These brokers receive commissions based upon sales of the Company’s products. The Company’s pasta products are distributed on a broad basis throughout the United States. The Company does not export significant quantities of its pasta products. One customer, U.S. Foodservice, accounted for approximately 7%, 9% and 12% of net revenues for the years ended July 31, 2009, 2008 and 2007, respectively. The Company’s top 10 customers accounted for 44% of net revenues in fiscal year 2009,  45% of net revenues in fiscal year 2008 and 50% of net revenues for fiscal year 2007.  Pasta revenues consisted of 48% Retail and 52% Institutional for fiscal year 2009, 44% Retail and 56% Institutional for fiscal year 2008, and 49% Retail and 51% Institutional for fiscal year 2007.

We do not have long-term supply contracts with a substantial number of our customers. The Company sells most of its pasta under “purchase orders”, whereby the customer and the Company are not obligated for any pre-determined length of time, or under pricing commitments agreed to with terms of one year or less.

Series D Delivery Preferred Stock Delivery Rights

Each share of Series D Delivery Preferred Stock of the Company gives its holder the privilege, but not the obligation, to deliver one bushel of durum wheat to the Company each fiscal year on a “first-come, first-served” basis.  From time to time the Company may post notices to the market on its Web site (holders may also telephone the Company for information on market notices) for the purchase of durum wheat. During the 24-hour period following the posting of any market notice and to the extent that the Company’s durum wheat requirements as set forth in the market notice have not been fulfilled by other holders of Series D Delivery Preferred Stock, holders of Series D Delivery Preferred Stock have the right to (i) accept the Company’s offer to purchase durum wheat and (ii) deliver durum wheat to the Company on such terms and conditions as are set forth in the market notice.  However, in any given fiscal year of the Company, the first-come, first-served privilege to deliver durum wheat shall be exercisable to deliver one bushel of durum wheat only once with respect to each share of Series D Delivery Preferred Stock. During the 24-hour period following the posting of any market notice, the Company will not purchase durum wheat from non-holders of Series D Delivery Preferred Stock to fulfill the Company’s durum wheat requirements as set forth in the market notice.  If, after the lapse of a certain amount of time (not less than one day), holders of Series D Delivery Preferred Stock have not sold to the Company all of the durum wheat requested in the notice, the Company will fulfill its remaining requirements outside of the Series D Delivery Preferred Stock delivery privilege.

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

Competition in the Pasta Market

The pasta market is highly competitive and includes several well-established enterprises. Those competitors are primarily independent companies and, to a lesser extent, divisions or subsidiaries of other larger, food products companies. In addition, the Company competes against foreign suppliers, including Italian and Turkish enterprises, that sell pasta in the United States.

The Company markets its products in the Retail market primarily as a private label supplier. The Company’s Dakota Growers Pasta Co. label to date has slight penetration in local area markets in the Dakotas and Minnesota and its Pasta Sanita label is sold in small niches ranging from the upper Midwest to select markets in other parts of the United States. Dreamfields pasta has maintained slightly over a 1% dollar share of the traditional grocery channel pasta market during the last year based on data from A.C. Nielsen, making it the leading pasta in the low carbohydrate pasta category.

The Company’s competition in the private label retail market is primarily American Italian Pasta Company and, to a lesser extent, New World Pasta Company. These private label retail sales compete with retail branded products distributed primarily by Barilla, New World Pasta Company (Ronzoni, San Giorgio, Creamette, American Beauty, Skinner, Prince brands et al), American Italian Pasta Company (Muellers, Anthony’s, Golden Grain/Mission, Ronco brands et al) and a variety of smaller domestic and imported brands.

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

The Company’s ingredient sales have continued to grow in the past three years.  The Company’s top competitors in the Ingredient market include American Italian Pasta Company, Philadelphia Macaroni Co. Inc., and A. Zerega’s Sons, Inc. A large portion of the Ingredient market production capacity is represented by food processors that produce pasta internally.

The competitive environment in the pasta industry depends largely on aggregate industry capacity relative to aggregate demand for pasta products.  According to A.C. Nielsen (which data does not include Walmart), dry pasta retail market volumes grew at a rate of approximately 2.4% and 2.1% during the 52 and 13 week periods ending August 8, 2009, respectively, when compared to the prior year periods. Sales of private label dry pasta products accounted for much of the increase as private label volumes grew 7.0% and 12.1% for the 52 and 13 week periods ending August 8, 2009, respectively.

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

Domestic pasta prices are also influenced by competition from foreign pasta producers, and as such, by the trade policies of both the U.S. government and foreign governments. U.S. Customs and Border Protection (Customs) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”). The Company received net payments of $0.4 million, $2.2 million and $1.3 million in fiscal years 2009, 2008 and 2007, respectively, under the Offset Act. These amounts have been classified as other income.  The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including, but not limited to, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

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

Research and Development

The Company supports research and development programs in North Dakota that focus on improved varieties of durum wheat. Dakota Growers has an on-staff agronomist and conducts small plot, replicated variety trial research, as well as field-scale fungicide research. In connection with plant breeders and researchers, the Company is working to develop scab-resistant, high-gluten durum varieties.

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

Employees

As of October 6, 2009, the Company had 439 full time employees, 140 of which are covered by collective bargaining agreements at its Primo Piatto, Inc. subsidiary. These collective bargaining agreements expire on December 1, 2010 and September 30, 2011. The Company considers its employee relations to be very good.

Available Information

SEC Filings

The Company’s Internet website address is www.dakotagrowers.com. We make available, free of charge through the “Investor Relations” portion of our website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “1934 Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available through our website.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is www.sec.gov.

Corporate Governance

The Company’s Code of Conduct, which is applicable to all of our employees, and the Charters of the Committees of our Board of Directors are available under the “Investor Relations” portion of the Company’s website at www.dakotagrowers.com.  Any of these items or any of the Company’s filings with the Securities and Exchange Commission will be provided, without charge, upon written request to:

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

Competitive Environment

Both the U.S. pasta industry and global pasta industry are extremely competitive. The Company competes in all dry pasta markets — retail store brand, foodservice and ingredient, with larger, well established national and international food companies. Competition within the pasta industry is largely dependent upon the relationship of overall industry production capacity to overall market demand for pasta. Some competitors may have long-term, high volume contracts, which guarantee a specified amount of volume over the term of the contract. Other competitors have retail brand equity and larger amounts of marketing dollars to compete against imported and store brand products. The competitive environment has in the past, and may in the future, put pressure on the Company’s profitability and its ability to maintain market share. While the Company has and will continue to apply, where possible, cost saving measures in an effort to remain competitive, there is no guarantee that the Company can operate profitably in the future.

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

Pasta, Semolina, Mill By-Product Prices; Durum Wheat and Other Input Costs

The Company’s profitability is directly related to the market price of dry pasta, semolina, durum wheat and mill feed by-products. The supply and price of durum wheat are subject to market conditions and are influenced by many factors beyond the Company’s control including weather patterns affecting durum wheat production, governmental programs and regulations, insects, and plant diseases. Such volatility with respect to the price of the basic raw material for the Company’s products leaves the Company subject to wide variation in its costs from year to year. Durum market prices increased dramatically during fiscal year 2008 but have decreased and stabilized during fiscal year 2009. Future increases in durum costs could have a material adverse effect on operating profits unless we are able to pass cost increases on to our customers. By-products of the milling process compete with other feed products, and fluctuate significantly in price with the availability of these competing feed products.

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

Product Recall

We may need to recall some of our products if they become adulterated, infested, misbranded or mislabeled. A widespread product recall could cause products to be unavailable for a period of time and result in a loss of consumer confidence in our food products and could have a material adverse effect on our business. We carry insurance for product recall; however, our insurance coverage may not be adequate. In addition, because we often indemnify our customers for costs related to product recalls, we could be subject to additional expenses that may not be covered by insurance and could have a material adverse impact on business, results of operations, and financial condition.

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

ITEM 2.  PROPERTIES

Dakota Growers owns and operates a milling facility in North Dakota, and pasta production plants in North Dakota and Minnesota. The Company currently has annual capacity to grind in excess of 12 million bushels of grain and to produce approximately 500 million pounds of pasta.  The Company is in the process of expanding its Carrington facility, which will increase pasta production capacity by approximately 60 million pounds when completed.

The Company owns the warehouse facilities at the pasta plants. These facilities are supplemented by third party warehouses in California, Kansas, Illinois, Missouri, Minnesota, New York, North Dakota, Oregon, Ohio and Washington where inventory is maintained and redistributed for the needs of specific customers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s Common Stock or Preferred Stock. As of October 14, 2009 there were 1,241 holders of the Company’s Common Stock.

Ownership of shares of Common Stock may be transferred subject only to the requirements of the applicable securities laws.  Holders of Series D Delivery Preferred Stock have a delivery right, but not a delivery obligation, to sell durum to the Company.  The Company must approve all transfers of shares of Series D Delivery Preferred Stock.

Variable Investment Advisers, Inc. (VIA) has established an Alternative Trading System (ATS) to facilitate trading of the Company’s Common Stock. We do not implicitly or explicitly endorse VIA or their web site, and we are not responsible for products and services that VIA provides. We do not stand behind VIA or receive any fees from them in connection with the services offered on their web site. A link to the web site of VIA is available through the “Investor Relations” portion of the Company’s website at www.dakotagrowers.com. VIA has been instructed by the Company to suspend trading on the ATS until further notice as the Company considers strategic alternatives.

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

During April 2009, one of the Company’s employees exercised options for the purchase of 10,650 shares of the Company’s common stock.  The aggregate consideration received by the Company for the issuance of those shares was $49,690.  The shares were issued in private placement transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

On December 18, 2008, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock, 20 cents per share on its Common Stock and 20 cents per share on its Series F Convertible Preferred Stock, payable on January 7, 2009 to shareholders of record as of December 26, 2008.

On December 20, 2007, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock, 16 cents per share on its Common Stock and 16 cents per share on its Series F Convertible Preferred Stock, payable on January 15, 2008 to shareholders of record as of December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended July 31, 2005 through 2009 has been derived from the audited consolidated financial statements of the Company.

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

SELECTED FINANCIAL DATA

(In thousands, except per share data and ratios)

	Fiscal year ended July 31
	2009	2008	2007	2006	2005
INCOME STATEMENT DATA
Net revenues	$297,438	$280,199	$191,062	$171,509	$155,619
Cost of goods sold	248,792	246,709	165,575	148,904	136,179
Gross profit	48,646	33,490	25,487	22,605	19,440
Marketing, general and administrative expenses	19,205	17,450	12,973	14,190	16,507
Operating income	29,441	16,040	12,514	8,415	2,933
Other expense - net	(1,418)	(1,571)	(2,199)	(2,143)	(1,817)
Noncontrolling interests	—	202	52	894	3,003
Income before income taxes	28,023	14,671	10,367	7,166	4,119
Income tax expense	10,342	5,380	3,759	2,793	1,606
Net income	17,681	9,291	6,608	4,373	2,513
Dividends on preferred stock	326	283	113	451	—

Net earnings on common stock	$17,355	$9,008	$6,495	$3,922	$2,513

Net earnings per common share - Basic	$1.70	$0.88	$0.52	$0.30	$0.19

Weighted average common shares outstanding - Basic	10,196	10,192	12,501	13,169	13,169

Cash dividends declared per common share	$0.20	$0.16	$0.14	$0.04	$—

SELECTED FINANCIAL DATA - continued

(In thousands, except per share data and ratios)

	As of July 31
	2009		2008		2007		2006		2005
BALANCE SHEET DATA
Cash	$1,315		$125		$89		$343		$229
Working capital	35,826		21,351		20,800		23,273		20,156
Total assets	133,295		162,968		143,166		134,249		135,130
Long-term debt (excluding current maturities)	25,418		31,174		40,681		28,545		25,385
Redeemable preferred stock	—		—		—		—		7
Stockholders’ equity	72,166		56,687		49,150		64,592		61,132

OPERATING DATA
Ratio of long-term debt to stockholders’ equity	.35	x	.55	x	.83	x	.44	x	.42	x

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income for the year ended July 31, 2009 totaled $17.7 million compared to net income of $9.3 million for the year ended July 31, 2008.  Net earnings per basic common share, after the effect of dividends paid on preferred stock, were $1.70 per share for the year ended July 31, 2009 compared to $0.88 for the year ended July 31, 2008. The Company recorded a $1.7 million non-recurring pre-tax charge in fiscal year 2008 to reflect the costs associated with the withdrawal from the Central States Southeast and Southwest Areas Pension Fund. The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.20 per share on its Series F Convertible Preferred Stock and $0.20 per share on its Common Stock during the second quarter of fiscal year 2009 and $0.01 per share on its Series D Delivery Preferred Stock, $0.16 per share on its Series F Convertible Preferred Stock and $0.16 per share on its Common Stock during the second quarter of fiscal year 2008.

The Company’s net revenues increased 6.2% for the year ended July 31, 2009 when compared to the year ended July 31, 2008. The increase resulted primarily from higher pasta per unit selling prices and, to a lesser extent, higher sales volumes.

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

The cost of production of dry pasta is significantly impacted by changes in durum wheat market prices, which have varied widely in recent years. The Company attempts to manage the risk associated with durum wheat cost fluctuations through cost pass-through mechanisms with our customers and forward purchase contracts for durum wheat. Volatility with respect to the price of the basic raw material for the Company’s products leaves it subject to wide variation in its costs from year to year. As a result, factors which impact the size and quality of the durum wheat crop and the availability of such wheat in the United States and Canada can have a material adverse impact on the Company. Those factors include such variables as producer strategies, the weather in durum wheat production areas in the United States, Canada and other parts of the world, and import and export policies and regulations. Durum market prices escalated during fiscal years 2007 and 2008, but have decreased in fiscal year 2009 from historically high levels.

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

Asset Impairment

We are required to evaluate our long-lived assets, including goodwill, for impairment and write down the value of any assets if they are determined to be impaired. Evaluating the impairment of long-lived assets involves management judgment in estimating the fair values and future cash flows related to these assets. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2009 and 2008 and determined that no impairment charges were necessary. Future events could cause management to conclude that impairment indicators exist and that the value of certain long-lived assets is impaired.

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of July 31, 2009 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations.

Comparison of Fiscal Years ended July 31, 2009 and 2008

Net Revenues. Net revenues increased $17.2 million, or 6.2%, to $297.4 million for the year ended July 31, 2009, from $280.2 million for the year ended July 31, 2008. The increase resulted primarily from higher per unit selling prices associated with the pass through of higher durum costs as well as higher pasta sales volumes in the retail and ingredient markets.

Revenues from the retail market, a portion of which includes co-pack and governmental sales, increased $22.1 million, or 20.3%, for the year ended July 31, 2009 due to a 14.2% increase in average selling prices and a 5.3 % increase in volume. Foodservice revenues decreased $1.3 million, or 1.8%, for the year ended July 31, 2009 due to a 5.3% decrease in volume offset by a 3.7% increase in average selling prices. Ingredient revenues increased $6.5 million, or 9.5%, due to a 5.0% increase in volume and a 4.3% increase in average selling price.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales for the year ended July 31, 2009 totaled $23.8 million, a decrease of $10.1 million from the prior year. The decline resulted primarily from a decrease in sales volumes.

Cost of Goods Sold. Cost of goods sold totaled $248.8 million for the year ended July 31, 2009, an increase of 0.8% compared to the $246.7 million reported for the year ended July 31, 2008. The increase was primarily due to an increase in sales volumes, offset by lower durum costs. Gross profit as a percentage of net revenues increased to 16.4% in fiscal year 2009 compared to 12.0% in fiscal year 2008.

The Company reached an agreement on January 16, 2008 with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allowed the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  The withdrawal liability totaled $1,573,000 with an additional $124,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.   The Company recorded a $1,697,000 non-recurring pre-tax charge for the year ended July 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

Marketing, General and Administrative (“MG&A”) Expenses.  MG&A expenses increased 10%, to $19.2 million for the year ended July 31, 2009, from $17.5 million for the year ended July 31, 2008. The increase was primarily related to higher brokerage commission costs associated with higher revenues as well as increased compensation costs and higher professional fees. MG&A expenses as a percentage of net revenues increased to 6.5% for the year ended July 31, 2009, compared to 6.2% for the year ended July 31, 2008.

Interest Expense. Interest expense for the year ended July 31, 2009 totaled $1.4 million, down $2.2 million from $3.6 million for the year ended July 31, 2008.  The decrease was related to lower interest rates, lower outstanding debt and higher patronage refunds.  Cash and equity patronage refunds received from CoBank totaling $435,000 and $225,000 have been netted against interest expense for the years ended July 31, 2009 and 2008, respectively.

Loss on Disposition of Property, Equipment and Other Assets.  The Company incurred losses on disposition of $38,000 and $94,000 during fiscal years 2009 and 2008, respectively.  The losses were related to retirements of certain equipment in conjunction with capital projects.

Other Income, net.  Other income totaled $27,000 for the year ended July 31, 2009 and $2.1 million for the year ended July 31, 2008. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received net payments in the amount of $0.4 million and $2.2 million in fiscal years 2009 and 2008, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Noncontrolling Interests.  Noncontrolling interests reflects the portion of the DNA Dreamfields net loss allocable to the other members of DNA Dreamfields. The loss allocated to those other members totaled $0.2 million for the year ended July 31, 2008.

Income Taxes.  Income tax expense for the years ended July 31, 2009 and 2008 totaled $10.3 million and $5.4 million, respectively, reflecting an effective corporate income tax rate of approximately 36.9% and 36.7%, respectively.

Net Income.  Net income for the year ended July 31, 2009 totaled $17.7 million, an increase of $8.4 million compared to net income of $9.3 million for the year ended July 31, 2008.  Net earnings available to common shareholders for the years ended July 31, 2009 and 2008 totaled $17.4 million and $9.0 million, respectively, after reducing net income for dividends declared on preferred stock.

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

The Company reached an agreement on January 16, 2008 with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allowed the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund, a multi-employer pension plan.  The withdrawal liability totaled $1,573,000 with an additional $124,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.   The Company recorded a $1,697,000 non-recurring pre-tax charge for the year ended July 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Net working capital as of July 31, 2009 was $35.8 million compared to $21.4 million as of July 31, 2008.

The Company has a $45 million revolving credit facility with CoBank that extends through January 13, 2010 and is collateralized by all assets of the Company. Interest on the revolving line of credit is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the

7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $0 and $25.8 million as of July 31, 2009 and 2008, respectively.  The Company had $45 million and $19.2 million available for borrowings under the revolving line of credit as of July 31, 2009 and 2008, respectively.

Balances outstanding under term loans with CoBank totaled $28.2 million and $33.8 million as of July 31, 2009 and 2008, respectively.  No further borrowings are available under these term loans. During the second quarter of fiscal year 2009, the Company entered into amendments to its existing CoBank term loan agreements with respect to debt previously incurred by the Company.  These modifications increased the performance pricing adjustment schedule by 25 basis points.

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

The Company was in compliance with all debt covenants as of July 31, 2009 and the date of this filing.

Net cash from operations totaled $44.0 million and $6.0 million for the year ended July 31, 2009 and July 31, 2007, respectively.  Net cash used by operations totaled $3.7 million for the year ended July 31, 2008. The $47.7 million net increase from fiscal year 2008 to 2009 was primarily attributable to an increase in net income along with decreases in receivables and inventories.  The decrease in accounts receivable, inventories and accounts payable as of July 31, 2009 was driven by working capital changes associated with lower raw material costs and related sales price adjustments.

Net cash used for investing activities totaled $2.1 million, $4.6 million, and $5.6 million for the years ended July 31, 2009, 2008 and 2007, respectively. A majority of the net cash used for fiscal year 2009 related to fixed asset expenditures.  A majority of the net cashed used for fiscal year 2008 related to fixed asset expenditures and the purchase of the remaining interests in DNA Dreamfields.  A majority of the net cash used for investing activities for the year ended July 31, 2007 related to capital expenditures for the New Hope facility upgrade project. The Company is currently undertaking an estimated $10 million capital project at its Carrington facility. As of July 31, 2009, the Company had expended $0.8 million in conjunction with this project, and had entered into additional commitments for building construction and pasta equipment totaling $4.5 million as of July 31, 2009. These costs are expected to be paid within one year.

Net cash used for financing activities totaled $40.7 million and $0.7 million for the years ended July 31, 2009 and July 31, 2007, respectively.  Net cash from financing activities totaled $8.3 million for the year ended July 31, 2008.  The $40.7 million of net cash used by financing activities for the year ended July 31, 2009 related to payments on short-term notes payable, long-term debt and dividends.  The $8.3 million of net cash from financing activities for the year ended July 31, 2008 included $18.4 million in net borrowings under the revolving credit facility with CoBank offset by $9.5 million for scheduled long-term debt principal payments.  The $0.7 million of net cash used for financing activities for the year ended July 31, 2007 related to payments on long-term debt and dividends. Also included are the purchase of common stock and the costs associated with issuing and purchasing stock in conjunction with the tender offer in fiscal year 2007. These outlays were offset by the proceeds on long-term debt and the issuance of common stock and series F preferred stock.

The following table summarizes the Company’s contractual obligations as of July 31, 2009 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$31,174	$5,756	$17,568	$7,850	$—
Interest on long-term obligations (1)	2,040	765	1,152	123	—
Wheat purchase obligations	16,731	16,731	—	—	—
Construction obligations	4,500	4,500	—	—	—
Warehouse obligations	4,343	2,262	2,081	—	—
Operating leases	1,280	629	625	26	—

	$60,068	$30,643	$21,426	$7,999	$—

(1) Based on interest rates as of July 31, 2009

The Company forward contracts for a certain portion of its future wheat requirements. At July 31, 2009, the Company had outstanding commitments for grain purchases totaling $16.7 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material impact on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial statements.

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

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 and 124-2 did not have a material impact on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

Transactions That Are Not Orderly” (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in our first quarter of fiscal year 2011.  The Company does not expect the adoption of SFAS 166 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) , which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  This statement will be effective for the Company beginning in our first quarter of fiscal year 2011.  The Company does not expect the adoption of SFAS 167 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

Off-Balance Sheet Arrangements

At July 31, 2009, the Company had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Impact of Inflation

We experienced input cost inflation, the most significant of which related to raw material costs, in fiscal years 2008 and 2007. However, raw material costs began to decline in fiscal year 2009. We attempt to mitigate the impact of inflationary pressure through cost saving measures and price adjustments.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

DAKOTA GROWERS PASTA COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders

Dakota Growers Pasta Company, Inc.

Carrington, North Dakota

We have audited the accompanying consolidated balance sheets of Dakota Growers Pasta Company, Inc. and Subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years ended July 31, 2009, 2008, and 2007. Dakota Growers Pasta Company, Inc. and Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dakota Growers Pasta Company, Inc. and Subsidiaries as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years ended July 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

Fargo, North Dakota

October 29, 2009

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2009 AND 2008

(In Thousands, Except Share Information)

	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,315	$125

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $826 and $1,294, respectively	20,466	27,315

Other receivables	67	850

Inventories	33,878	51,956

Prepaid expenses	799	1,040

Deferred income taxes	947	1,053

Total current assets	57,472	82,339

PROPERTY AND EQUIPMENT
In service	134,112	132,815
Construction in progress	975	546
	135,087	133,361
Less accumulated depreciation	(71,960)	(65,983)

Net property and equipment	63,127	67,378

INVESTMENT IN COOPERATIVE BANK	1,507	1,355

INTANGIBLE ASSETS, NET	2,387	2,590

GOODWILL	8,381	8,381

OTHER ASSETS	421	925

	$133,295	$162,968

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

JULY 31, 2009 AND 2008

(In Thousands, Except Share Information)

	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Excess outstanding checks over cash on deposit	$—	$3,130
Accounts payable	9,987	16,930
Accrued liabilities	5,903	5,671
Notes payable	—	25,750
Current portion of long-term debt	5,756	9,507

Total current liabilities	21,646	60,988

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	25,418	31,174
DEFERRED INCOME TAXES	14,065	14,119

Total liabilities	61,129	106,281

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,203,063 and 10,192,413 shares issued and outstanding as of July 31, 2009 and July 31, 2008, respectively	102	102
Additional paid-in capital	43,120	42,958
Retained earnings	28,820	13,503

Total stockholders’ equity	72,166	56,687

Total liabilities and stockholders’ equity	$133,295	$162,968

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

(In Thousands, Except Per Share Amounts)

	2009	2008	2007

Net revenues (net of discounts and allowances of $27,300, $26,647, and $23,953 for 2009, 2008 and 2007, respectively)	$297,438	$280,199	$191,062

Cost of goods sold	248,792	246,709	165,575

Gross profit	48,646	33,490	25,487

Marketing, general and administrative expenses	19,205	17,450	12,973

Operating income	29,441	16,040	12,514

Other income (expense)
Interest expense, net	(1,407)	(3,615)	(2,772)
Loss on disposition of property, equipment and other assets	(38)	(94)	(649)
Other income, net	27	2,138	1,222

Income before noncontrolling interests and income taxes	28,023	14,469	10,315

Noncontrolling interests	—	202	52

Income before income taxes	28,023	14,671	10,367

Income tax expense	10,342	5,380	3,759

Net income	17,681	9,291	6,608
Dividends on preferred stock	326	283	113

Net earnings on common stock	$17,355	$9,008	$6,495

Net earnings per common share
Basic	$1.70	$0.88	$0.52

Diluted	$1.47	$0.78	$0.50

Weighted average common shares outstanding
Basic	10,196	10,192	12,501

Diluted	11,951	11,958	13,381

Dividends per common share	$0.20	$0.16	$0.14

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JULY 31, 2009, 2008 AND 2007

(In Thousands)

	Series D Delivery		Series F Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

BALANCE, JULY 31, 2006	11,275	$113	—	$—	13,169	$132	$62,872	$1,475	$64,592
Dividends on common stock	—	—	—	—	—	—	—	(1,844)	(1,844)
Dividends on preferred stock	—	—	—	—	—	—	—	(113)	(113)
Stock-based employee compensation	—	—	—	—	—	—	210	—	210
Exercise of stock options	—	—	—	—	6	—	22	—	22
Issuance of common stock	—	—	—	—	1,000	10	9,990	—	10,000
Purchase of common stock	—	—	—	—	(3,918)	(39)	(39,136)	—	(39,175)
Costs associated with issuing stock	—	—	—	—	—	—	(1,150)	—	(1,150)
Issuance of series F preferred stock	—	—	1,000	10	—	—	9,990	—	10,000
Conversion of common stock to series F preferred	—	—	65	1	(65)	(1)	—	—	—
Net income for the year ended July 31, 2007	—	—	—	—	—	—	—	6,608	6,608
BALANCE, JULY 31, 2007	11,275	$113	1,065	$11	10,192	$102	$42,798	$6,126	$49,150
Dividends on common stock	—	—	—	—	—	—	—	(1,631)	(1,631)
Dividends on preferred stock	—	—	—	—	—	—	—	(283)	(283)
Stock-based employee compensation	—	—	—	—	—	—	160	—	160
Net income for the year ended July 31, 2008	—	—	—	—	—	—	—	9,291	9,291
BALANCE, JULY 31, 2008	11,275	$113	1,065	$11	10,192	$102	$42,958	$13,503	$56,687
Dividends on common stock	—	—	—	—	—	—	—	(2,038)	(2,038)
Dividends on preferred stock	—	—	—	—	—	—	—	(326)	(326)
Stock-based employee compensation	—	—	—	—	—	—	112	—	112
Exercise of stock options	—	—	—	—	11	—	50	—	50
Net income for the year ended July 31, 2009	—	—	—	—	—	—	—	17,681	17,681
BALANCE, JULY 31, 2009	11,275	$113	1,065	$11	10,203	$102	$43,120	$28,820	$72,166

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

(In Thousands)

	2009	2008	2007

OPERATING ACTIVITIES
Net income	$17,681	$9,291	$6,608
Adjustments to reconcile net income to net cash from (used for) operating activities:
Depreciation and amortization	6,569	6,571	6,951
Undistributed patronage capital from cooperatives	(152)	(45)	(27)
Loss on disposition of property, equipment and other assets	38	94	649
Deferred income taxes	52	696	908
Stock-based employee compensation	112	160	210
Noncontrolling interests	—	(202)	(52)
Changes in assets and liabilities
Trade receivables	6,849	(8,873)	(4,001)
Other receivables	783	(490)	(269)
Inventories	18,078	(20,627)	(5,211)
Prepaid expenses	241	349	214
Other assets	466	11	(24)
Accounts payable	(6,943)	9,578	102
Other accrued liabilities	232	(250)	(36)

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	44,006	(3,737)	6,022

INVESTING ACTIVITIES
Purchase of interests in DNA Dreamfields Company, LLC	—	(2,232)	—
Purchases of property and equipment	(1,936)	(2,143)	(5,456)
Proceeds from sale of property, equipment and other assets	25	56	—
Other investments	—	(175)	(47)
Proceeds from cooperative bank equity retirements	—	—	232
Proceeds from other investments	—	57	116
Payments for package design costs	(204)	(116)	(433)

NET CASH USED FOR INVESTING ACTIVITIES	(2,115)	(4,553)	(5,588)

(Continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

(In Thousands)

	2009	2008	2007

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	(3,130)	1,371	1,055
Net change in short-term notes payable	(25,750)	18,350	7,400
Payments on long-term debt	(9,507)	(9,481)	(6,904)
Proceeds from long-term debt	—	—	20,000
Investments by noncontrolling interests	—	—	21
Dividends paid on common stock	(2,038)	(1,631)	(1,844)
Dividends paid on preferred stock	(326)	(283)	(113)
Issuance of common stock	50	—	10,022
Issuance of series F preferred stock	—	—	10,000
Purchase of common stock	—	—	(39,175)
Costs associated with issuing and purchasing stock	—	—	(1,150)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(40,701)	8,326	(688)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,190	36	(254)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	125	89	343

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,315	$125	$89

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for
Interest (net of amounts capitalized)	$1,730	$3,782	$2,780

Income taxes	$10,345	$3,752	$2,989

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of pasta equipment through capital lease obligation	$—	$—	$1,750

Purchase of interests in DNA Dreamfields Company, LLC
Goodwill reduction		$(8,273)
Amortizable intangibles		2,759
Noncontrolling interests reduction		7,746

		$2,232

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

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

Principles of Consolidation

The consolidated financial statements are comprised of the Company, its wholly-owned subsidiaries Primo Piatto, Inc. and DNA Dreamfields Company, LLC. All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Our consolidated financial statements for the year ended July 31, 2009 were evaluated for subsequent events through October 29, 2009, the date the consolidated financial statements were issued.

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

Reclassifications

Reclassifications have been made to the financial statements as of July 31, 2008 and for the years ended July 31, 2008 and 2007 to facilitate comparability with the statements as of and for the years ended July 31, 2009. Such reclassifications have no effect on the net result of operations.

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

YEARS ENDED JULY 31, 2009, 2008 AND 2007

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires that goodwill be evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company used a discounted cash flow analysis in evaluating goodwill for impairment in fiscal years 2009 and 2008 and determined that no impairment charges were necessary.

Revenue Recognition

Revenues are recognized when risk of loss transfers, which occurs when goods are shipped. Pricing terms are final at that time. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

The Company provides allowances for annual promotional programs based upon annual sales volumes. Revenues are presented net of discounts and allowances of $27,300,000, $26,647,000 and $23,953,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in financial institutions, and investments with maturities of less than 90 days.

Trade Accounts Receivable and Major Customers

The Company grants unsecured credit to certain customers who meet the Company’s credit requirements. Trade accounts receivable are uncollateralized customer obligations due under normal terms and are generally non-interest bearing. Payments on trade receivables are allocated to specific invoices identified on a customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices. The carrying amount of the receivables is reduced by an amount that reflects management’s best estimate of amounts that will not be collected. Trade accounts receivable are presented net of allowances for cash discounts and doubtful accounts, which totaled $826,000 and $1,294,000 as of July 31, 2009 and 2008, respectively.

One customer accounted for 12% and 11% of accounts receivable as of July 31, 2009 and 2008, respectively and 7%, 9% and 12% of net revenues for the years ended July 31, 2009, 2008 and 2007, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

The following summarizes balance and activity information related to the allowance for cash discounts and doubtful accounts (in thousands):

	Balance	Charged to	Deductions	Balance
	at Beginning	Costs and	from	at End
	of Year	Expenses	Allowance	of Year

Allowance for cash discounts:
Year ended July 31, 2009	$329	$3,670	$(3,748)	$251
Year ended July 31, 2008	213	3,347	(3,231)	329
Year ended July 31, 2007	180	2,592	(2,559)	213

Allowance for doubtful accounts:
Year ended July 31, 2009	$965	$(293)	$(97)	$575
Year ended July 31, 2008	835	232	(102)	965
Year ended July 31, 2007	900	9	(74)	835

Allowance for cash discounts and doubtful accounts:
Year ended July 31, 2009	$1,294	$3,377	$(3,845)	$826
Year ended July 31, 2008	1,048	3,579	(3,333)	1,294
Year ended July 31, 2007	1,080	2,601	(2,633)	1,048

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out (FIFO) basis, using product specific standard costs. The major components of inventories as of July 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Finished goods	$23,206	$33,397
Raw materials, packaging and work-in-process	10,672	18,559

	$33,878	$51,956

Concentration of Sources of Labor

The Company’s total hourly and salaried workforce consisted of approximately 439 employees, of which 32% are covered by collective bargaining agreements. The expiration dates of the union contracts are December 1, 2010 and September 30, 2011.

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

The initial acquisition of land by the Company was stated at the estimated fair value of the land at acquisition. Subsequent land acquisitions are recorded at cost.Depreciation is provided for over the estimated useful lives of

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

the individual assets using the straight-line method. The estimated useful lives used in the computation of depreciation expense range from 3 to 40 years. Depreciation expense totaled $6,124,000, $6,061,000 and $6,007,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

Details relative to property and equipment are as follows (in thousands):

	2009	2008

Land and improvements	$2,952	$2,952
Buildings	23,127	23,120
Equipment	108,033	106,743

Property and equipment in service	134,112	132,815
Construction in progress	975	546
Less accumulated depreciation	(71,960)	(65,983)

	$63,127	$67,378

Investment in Cooperative Bank

Investment in cooperative bank is stated at cost, plus unredeemed patronage refunds received in the form of capital stock.

Other Assets

The Company capitalizes package design costs, which relate to certain third party costs to design artwork and to produce die plates and negatives necessary to manufacture and print packaging materials according to Company and customer specifications. These costs are amortized ratably over three to five year periods based on estimated useful life. Minor revisions are expensed as incurred. If a product design is discontinued or replaced prior to the end of the amortization period, the remaining unamortized balance is charged to expense. Package design costs are presented net of accumulated amortization totaling $5,864,000 and $5,623,000 as of July 31, 2009 and 2008, respectively.

The breakdown of other assets, net of accumulated amortization, is as follows (in thousands):

	2009	2008

Package design costs	$312	$350
Other	109	575

	$421	$925

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	2009	2008

Accrued promotional costs	$1,694	$1,136
Accrued income taxes	1,338	1,393
Accrued interest	146	469
Accrued freight	561	470
Other	2,164	2,203

	$5,903	$5,671

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold upon shipment of the Company’s product to its customers.

Advertising

Costs of advertising are expensed as incurred. Advertising expenses included in the consolidated income statement totaled $3,842,000, $4,523,000 and $2,089,000 (primarily related to consumer advertising for Dreamfields  pasta products) for the years ended July 31, 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses included in the consolidated income statement for the years ended July 31, 2009, 2008 and 2007 totaled $490,000, $500,000 and $602,000, respectively.

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

YEARS ENDED JULY 31, 2009, 2008 AND 2007

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

Earnings per Share

Basic Earnings per Share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares effective and outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as options and convertible preferred stock.  Prior to August 1, 2008, the Company had not included nonvested stock options in the calculation of diluted EPS.  Nonvested stock options have been considered in the calculation of diluted EPS for the years ended July 31, 2009, 2008 and 2007, as presented herein.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,755,000 shares, 1,766,000 shares and 880,000 shares for the years ended July 31, 2009, 2008 and 2007, respectively. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense for purposes of calculating diluted EPS.

The components of basic earnings per share are as follows (in thousands, except per share amounts):

	2009	2008	2007

Earnings per share - Basic

Net income	$17,681	$9,291	$6,608
Less: Preferred stock dividends	(326)	(283)	(113)
Net earnings available to common stockholders	$17,355	$9,008	$6,495

Basic weighted-average shares outstanding	10,196	10,192	12,501

Earnings per share - Basic	$1.70	$0.88	$0.52

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

	2009	2008	2007

Earnings per share - Diluted

Net earnings available to common stockholders	$17,355	$9,008	$6,495
Plus: Convertible preferred dividends	213	170	—
Plus: Impact of interest expense on the exercise of options (1)	51	100	147
Net earnings available to common stockholders	$17,619	$9,278	$6,642

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,196	10,192	12,501
Plus: Incremental shares from assumed conversions
Options	690	701	640
Convertible preferred shares	1,065	1,065	240
Diluted weighted-average shares outstanding	11,951	11,958	13,381

Earnings per share - Diluted	$1.47	$0.78	$0.50

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material impact on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial statements.

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

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 and 124-2 did not have a material impact on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

whether a transaction is distressed. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 amends FASB 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim and annual financial statements.   FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in our first quarter of fiscal year 2011.  The Company does not expect the adoption of SFAS 166 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) , which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  This statement will be effective for the Company beginning in our first quarter of fiscal year 2011.  The Company does not expect the adoption of SFAS 167 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending October 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

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

NOTE 3 -                          GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. As of July 31, 2009, the value of goodwill was $8.4 million.

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

Amortization expense relating to intangible assets totaled $203,000 and $169,000 for the years ended July 31, 2009 and 2008, respectively.

Information regarding goodwill and intangible assets at July 31, 2009 and 2008 is as follows (in thousands):

	2009			2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenants not-to-compete	$112	$(68)	$44	$112	$(31)	$81
Technology license	2,647	(304)	2,343	2,647	(138)	2,509

Total intangible assets	2,759	(372)	2,387	2,759	(169)	2,590

Goodwill	8,381	—	8,381	8,381	—	8,381

Total goodwill and intangible assets	$11,140	$(372)	$10,768	$11,140	$(169)	$10,971

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

The following table estimates amortization expense for the next five fiscal years (in thousands):

	Covenants	Technology
Fiscal years ending July 31,	Not-To-Compete	License

2010	$37	$165
2011	7	165
2012	—	165
2013	—	165
2014	—	165
2015 and thereafter	—	1,518

	$44	$2,343

NOTE 4 -                          SHORT-TERM NOTES PAYABLE

The Company has a $45 million revolving credit facility with CoBank that extends through January 13, 2010 and is collateralized by all assets of the Company. Interest on the revolving line of credit is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $0 and $25.8 million as of July 31, 2009 and 2008, respectively.  The Company had $45 million and $19.2 million available for borrowings under the revolving line of credit as of July 31, 2009 and 2008, respectively.  Weighted average interest rates on short-term borrowings were 3.66%, 5.36% and 7.48% for the years ended July 31, 2009, 2008 and 2007, respectively. The interest rates on short-term borrowings were 2.27%, 4.43% and 7.07% as of July 31, 2009, 2008 and 2007, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

NOTE 5 -                          LONG-TERM DEBT

Information regarding long-term debt at July 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Non-patronage term loan from CoBank due in annual principal installments of $1,200,000 through September 30, 2008, interest at 5.71%, collateralized by all assets of the Company	$—	$1,200

Senior Secured Guaranteed Notes, Series A, due in annual principal installments of $2,571,000 through August 1, 2008, interest at 8.04%, collateralized by all assets of the Company	—	2,574

Senior Secured Guaranteed Notes, Series B, due in annual principal installments of $1,000,000 through August 1, 2010, interest at 8.14%, collateralized by all assets of the Company	2,000	3,000

Term loan from CoBank due in quarterly installments of $500,000 for four quarters starting August 20, 2006 and of $1,100,000 quarterly thereafter through May 20, 2011, variable interest (4.43% at July 31, 2008; 2.27% at July 31, 2009), collateralized by all assets of the Company	8,200	12,600

Term loan from CoBank due in quarterly installments of $1,350,000 for fourteen quarters starting May 2011 and a $1,100,000 final payment on November 20, 2014, variable interest (4.43% at July 31, 2008; 2.27% at July 31, 2009), collateralized by all assets of the Company	20,000	20,000

Capital lease, five year term through March 31, 2012, fixed interest at 6.98%	974	1,307

Total long-term debt	31,174	40,681
Less current portion	5,756	9,507

Net long-term debt	$25,418	$31,174

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

Aggregate future maturities required on long-term debt and capital leases are as follows (in thousands):

Years ending July 31,

2010	$5,756
2011	6,532
2012	5,636
2013	5,400
2014	5,400
Thereafter	2,450

$31,174

The Company’s debt agreements with CoBank and the institutional note holders obligate the Company to maintain or achieve certain amounts of equity and financial ratios and impose restrictions on the Company. The Company was in compliance with these financial covenants as of July 31, 2009.

The Company incurred $1,843,000, $3,849,000 and $3,013,000 of interest on long and short-term debt and other obligations in fiscal years 2009, 2008 and 2007, respectively, of which $1,000, $9,000 and $109,000 was capitalized in the respective periods. Patronage income from CoBank of $435,000, $225,000 and $132,000 was netted against interest expense on the statement of operations for the years ended July 31, 2009, 2008 and 2007, respectively.

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

YEARS ENDED JULY 31, 2009, 2008 AND 2007

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

On December 18, 2008, the Company’s Board of Directors authorized the payment of non-periodic dividends of 1 cent per share on its Series D Delivery Preferred Stock, 20 cents per share on its Common Stock and 20 cents per share on its Series F Convertible Preferred Stock, payable on January 7, 2009 to shareholders of record as of December 26, 2008.

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

NOTE 7 -                          EMPLOYEE BENEFIT PLANS

Dakota Growers Pasta Company, Inc. and Primo Piatto, Inc. have a 401(k) plan that covers employees who have met age and service requirements. The plan covers employees who have reached 18 years of age and who have completed 500 hours of service within six months. The Company matches 100% on the first 3% of the employees’ elected deferral and 50% on the next 2%. Employer contributions to the plan totaled $717,000, $706,000 and $537,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

Primo Piatto, Inc. was also required to contribute to a multi-employer pension plan covering certain hourly employees subject to a collective bargaining agreement. Such employees could also participate in the 401(k) plan but were excluded from amounts contributed by Primo Piatto. Contributions to the pension plan for the years ended July 31, 2008 and 2007 totaled $1,637,000 and $106,000, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

The Company reached an agreement on January 16, 2008 with the Teamsters Local No. 120, affiliated with the International Brotherhood of Teamsters, on a three-year contract covering the period from December 1, 2007 through December 1, 2010.  The contract allowed the Company to withdraw employees from the Central States Southeast and Southwest Areas Pension Fund (the “Fund”), a multi-employer pension plan.  The withdrawal liability totaled $1,573,000 with an additional $124,000 payment into the Company’s 401(k) plan for non-vested employee amounts in the Fund.   The Company recorded a $1,697,000 non-recurring pre-tax charge for the year ended July 31, 2008 to reflect these costs associated with the withdrawal from the Fund.

NOTE 8 -                          INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2009 and 2008 related to temporary differences are as follows (in thousands):

	2009	2008

Deferred tax assets
Accounts receivable allowances	$322	$504
Accrued expenses and other reserves	625	549
Total deferred tax assets	947	1,053

Deferred tax liabilities
Property, equipment and other assets	(14,065)	(14,119)

Net deferred tax liabilities	$(13,118)	$(13,066)

Classified in the accompanying balance sheets as follows:

	2009	2008

Current assets	$947	$1,053
Noncurrent liabilities	(14,065)	(14,119)

Net deferred tax liabilities	$(13,118)	$(13,066)

Management believes it is more likely than not that the deferred tax assets as of July 31, 2009 will be realized through the generation of future taxable income and tax planning strategies.

Income tax expense for the years ended July 31, 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007

Current income tax expense	$10,290	$4,684	$2,851
Deferred income taxes	52	696	908

Income tax expense	$10,342	$5,380	$3,759

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended July 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Federal statutory income tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal income tax effect	5.0	5.0	5.0
Other	(3.1)	(2.3)	(2.7)

Effective income tax rate	36.9%	36.7%	36.3%

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty of Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded no increase in the liability for unrecognized tax benefits and the balance of unrecognized tax benefits was zero as of July 31, 2009 and 2008.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of income taxes. The total amount of interest and penalty recognized in the statements of financial position and statements of operations was zero as of July 31, 2009 and 2008. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company’s July 31, 2004 through July 31, 2008 North Dakota income tax returns are being reviewed by the North Dakota Tax Commissioners office.  This review is in the early stage of gathering documentation to support the tax returns.  The Company does not believe that there will be any material changes to the originally filed tax returns. The Company’s various tax years starting 2004 to 2009 remain open in various taxing jurisdictions.

NOTE 9 -                          FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Quoted market prices are generally not available for the Company’s financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

YEARS ENDED JULY 31, 2009, 2008 AND 2007

to estimate future cash flows, which are largely dependent on future patronage earnings of the non-subsidiary cooperatives.

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of July 31, 2009 and 2008.

NOTE 10 -                   OPERATING LEASES

The Company leases equipment and office space under operating lease agreements. Future obligations for operating leases for fiscal years ended July 31 are as follows (in thousands):

Year ending July 31:
2010	$629
2011	408
2012	152
2013	65
2014	26
Thereafter	—

$1,280

Lease expense totaled $710,000, $521,000 and $1,138,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

NOTE 11 -                   CAPITAL LEASE

On March 30, 2007, the Company entered into a lease agreement for certain pasta equipment valued at $1.75 million, which had previously been accounted for in a sale-leaseback transaction. The equipment lease, which has a term of 5 years expiring on March 31, 2012, is classified as a capital lease.

The following is a schedule of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 2009 (in thousands):

Year ending July 31:
2010	$413
2011	413
2012	241
Later Years	—
Total minimum lease payments	1,067
Less: Amount representing interest	(93)
Present value of net minimum lease payments	$974

The equipment is being depreciated over its estimated useful economic life.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

Information regarding certain pasta equipment under capital lease at July 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Equipment	$1,750	$1,750
Less: Accumulated depreciation	(408)	(233)
Total	$1,342	$1,517

NOTE 12 -      COMMITMENTS AND CONTINGENCIES

The Company forward contracts for a certain portion of its future wheat requirements. At July 31, 2009, the Company had outstanding commitments for grain purchases totaling $16,731,000 related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company had commitments for building construction and pasta equipment purchases related to the expansion of the Carrington, ND facility totaling approximately $4.5 million as of July 31, 2009. These costs are expected to be paid within one year.

Pursuant to certain warehouse agreements, the Company is obligated to minimum monthly storage and handling amounts totaling $2,262,000, $973,000, $554,000, and $554,000 for the years ending July 31, 2010, 2011, 2012 and 2013, respectively.

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

YEARS ENDED JULY 31, 2009, 2008 AND 2007

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

On November 21, 2002 the Board of Directors adopted the Dakota Growers Pasta Company, Inc. 2003 Stock Option Plan (the “2003 Plan”), which was approved by the Company’s shareholders at the Annual Meeting on January 11, 2003. The 2003 Plan covers 500,000 shares of the Company’s Common Stock. Participation in this Plan shall be limited to officers, directors, employees, vendors or consultants of the Company or any subsidiary of the Company. Options granted under the 2003 Plan may be incentive stock options (as defined under Section 422 of the Code) or non-qualified stock options, as determined by the 2003 Plan administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code and the regulations promulgated there under. The stock options generally expire 10 years from the date of grant. If the employment of the Optionee is terminated by any reason other than his or her death or disability, all exercisable options may be exercised within 90 days of the termination date. If not exercised, such options lapse. There were 32,237 options available to be granted under the 2003 Plan as of July 31, 2009.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2007	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2008	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2009	1,977	$100-$150	$117.35	1,977

	Options to purchase Common Stock
			Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2006	385,837	$4.00-$6.25	$5.16	242,517
Exercised	(5,550)	$4.00	$4.00
Granted	272,726	$5.00	$5.00
Forfeited/Expired	—
Outstanding at July 31, 2007	653,013	$4.00-$6.25	$5.10	317,243
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2008	653,013	$4.00-$6.25	$5.10	485,128
Exercised	(10,650)	$4.00-$5.00	$4.67
Granted	—
Forfeited/Expired	—
Outstanding at July 31, 2009	642,363	$4.00-$6.25	$5.11	574,182

For the years ended July 31, 2009, 2008 and 2007, the Company recorded stock-based employee compensation expense of $112,000, $160,000 and $210,000, respectively.

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  2007 — risk free interest rate of 4.7%, expected dividend yield of 1.0%, expected life of 5 years and volatility of 25%.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

A summary of the status of the Company’s issued but nonvested stock options as of July 31, 2009, and changes during the year ended July 31, 2009, is presented below:

		Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2008	167,885	$4.81
Granted	—
Vested	(99,704)	$4.68
Forfeited/Expired	—
Nonvested at July 31, 2009	68,181	$5.00

As of July 31, 2009, there was approximately $24,000 of total unrecognized compensation cost related to nonvested employee stock options.  That cost is expected to be recognized over a period of .25 years.

NOTE 14 -                   RELATED PARTY TRANSACTIONS

Amounts due from executive officers totaled $47,000 as of July 31, 2009 and 2008.

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity in fiscal years 2009 and 2008.  Those sales totaled $554,000 and $263,000 at market prices and the Company had a commitment to purchase wheat totaling $187,500 and $386,000 from Mr. Topp and/or his affiliated entity as of July 31, 2009 and 2008, respectively.

In May 2007, the Company paid MVC Financial Services, Inc. and LaBella Holdings LLC $200,000 each in closing fees.  The payments were based on 2% of the issuance of 1,000,000 shares of series F preferred stock at $10 per share and 1,000,000 shares of common stock at $10 per share. See Note 6 — Stockholders’ Equity. MVC Financial Services, Inc. is an affiliate of MVC Capital, Inc., a holder of 5% or greater of the Company’s Common Stock.  Michael T. Tokarz, a director of the Company, is a stockholder and Chairman of MVC Capital, Inc.  LaBella Holdings LLC is a holder of 5% or greater of the Company’s Common Stock.  Richard Thompson, a director of the Company, is a managing member of LaBella Holdings LLC.

NOTE 15 -                   CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $384,000, $2,200,000 and $1,300,000 in December 2008, 2007 and 2006, respectively, under the Offset Act.  The net proceeds received under the Offset Act have been classified as Other Income on the Income Statement. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2009, 2008 AND 2007

NOTE 16 -                   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2009

Net revenues	$87,145	$72,067	$71,513	$66,713
Gross profit	8,626	11,114	14,140	14,766
Operating income	3,493	5,753	9,688	10,507
Net income	1,692	3,629	6,177	6,183
Basic net earnings per common share	0.17	0.32	0.61	0.60

Year ended July 31, 2008

Net revenues	$54,802	$61,990	$78,538	$84,869
Gross profit	8,513	6,138	7,715	11,124
Operating income	3,744	1,372	3,418	7,506
Net income	1,816	1,461	1,741	4,273
Basic net earnings per common share	0.18	0.12	0.17	0.41

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of July 31, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

3.     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

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

Name	Age	Term Expires	Class

John S. Dalrymple III	61	2012	I
Allyn K. Hart	70	2011	III
Roger A. Kenner (1)	60	2010	II
James F. Link	82	2012	I
Eugene J. Nicholas	64	2010	II
John D. Rice, Jr. (1)	55	2012	I
Richard Thompson	58	2010	II
Michael T. Tokarz	59	2012	I
Jeffrey O. Topp	50	2010	II
Curtis R. Trulson	57	2011	III
Michael E. Warner	59	2011	III

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

Richard Thompson.  Mr. Thompson has been a director of the Company since May 2007. Mr. Thompson is the co-founder and has been a managing member and chief executive officer of GO7 Brands, LLC since May 2006.  He started American Italian Pasta Company (AIPC) in 1986 and grew it into the largest pasta manufacturing and durum milling company in North America. He has made numerous appearances in the national media including speaking engagements on entrepreneurial, manufacturing, and branding topics.  He has also received positive press from a variety of national and local publications and has served on several boards including public companies.  Mr. Thompson serves or has served on various organizations board of directors such as ASPCA, Nashville Humane Association, Pet Food Institute and “ARF” Animal Rescue Fund of the Hamptons.  In addition, he was a member of Parents Campaign Development and Alumni Relations at Vanderbilt University, George Washington University - Parents Campaign, and Grocery Manufacturing Association - President’s Advisory Council.

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

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee, a Nomination Committee and a Policy Committee.  The composition and function of these committees are set forth below.  A copy of the current charter for each of the committees described below is available on our website at www.dakotagrowers.com by clicking on the links for Investor Relations and Corporate Governance.

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

Executive Officers

The table below lists the executive officers of the Company. Officers are elected annually by the Board of Directors.

Name	Age	Position

Timothy J. Dodd	54	President and Chief Executive Officer
Edward O. Irion	38	Chief Financial Officer

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

Edward O. Irion.  Mr. Irion was appointed as the Company’s Chief Financial Officer effective February 21, 2006.  Mr. Irion joined the Company in December 1999 and served as the Company’s Assistant Vice President — Planning and Control until August 2000.  From August 2000 until his appointment as Chief Financial Officer, Mr. Irion served as the Company’s Vice President — Finance and Chief Accounting Officer.  He received a Bachelor of Science degree in accounting from Minnesota State University-Moorhead and is a certified public accountant.

Code of Conduct

The Company has adopted a Code of Conduct applicable to all employees. A Code of Ethics certification for senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer, is included within the Code of Conduct.

A copy of the Code of Conduct is available under the “Investor Relations” portion of the Company’s website at www.dakotagrowers.com. A copy of the Company’s Code of Conduct will also be provided, without charge, upon written request to:

Investor Relations

Dakota Growers Pasta Company, Inc.

One Pasta Avenue

Carrington, ND 58421

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview

This section explains our philosophy, policies and practices relating to executive compensation and presents a review and analysis of the compensation earned during the fiscal year ended July 31, 2009 by our Chief Executive Officer and our Chief Financial Officer to whom we refer collectively as the “named executive officers.”

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are John S. Dalrymple III, Curtis R. Trulson and Michael E. Warner. None of these directors are or have been an officer or employee of the Company. During fiscal year 2009 no executive officer of the Company served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

Compensation Committee:

John S. Dalrymple III

Curtis R. Trulson

Michael E. Warner

Summary Compensation Table

The following table summarizes the amount of compensation paid to the Company’s President and Chief Executive Officer and Chief Financial Officer for the fiscal years ended July 31, 2009, 2008 and 2007.

Summary Compensation Table

					All
Name and	Fiscal			Option	Other
Principal Position	Year	Salary	Bonus	Awards (1)	Compensation (2)	Total

Timothy J. Dodd	2009	$357,151	$224,298	$26,728	$12,088	$620,265
President and Chief	2008	$316,318	$149,532	$38,710	$21,983	$526,543
Executive Officer	2007	$247,889	$55,300	$50,803	$11,628	$365,620

Edward O. Irion	2009	$229,820	$123,521	$15,283	$15,399	$384,023
Chief Financial Officer	2008	$205,868	$96,200	$20,724	$15,200	$337,992
	2007	$192,544	$37,000	$26,718	$13,802	$270,064

(1)          The awards shown in this column include stock options granted under our 2003 Stock Option Plan. The amounts are based on the compensation expense recognized for the award pursuant to Statement of Financial Accounting Standards No. 123R. See Note 13 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123R.

(2)          Includes the Company’s 401(k) matching contribution, excess life insurance, the taxable portion of reimbursable business expenses and the taxable portion of other benefits.

Outstanding Equity Awards at July 31, 2009

The following table summarizes stock options held for Series C Convertible Preferred Stock at the end of fiscal year 2009.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	(#)	(#)	Exercise	Expiration
Name	Exercisable (1)	Unexercisable	Prices ($)	Date

Timothy J. Dodd	506	—	$100.00	12/1/2011
	785	—	100.00	12/1/2011
	686	—	150.00	1/1/2013

(1)          Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2009, to purchase 1,977 shares of the Company’s Series C Convertible Preferred Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

The following table summarizes stock options held for Common Stock at the end of fiscal year 2009.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option	Option
	(#)	(#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Prices ($)	Date

Timothy J. Dodd	190,800	—		$6.25	12/1/2012
	13,511	—		4.25	2/1/2014
	35,392	—		4.00	12/22/2015
	47,064	15,688	(1)	5.00	10/19/2016

Edward O. Irion	7,723	—		$4.25	2/1/2014
	10,816	—		4.00	12/22/2015
	29,522	9,840	(1)	5.00	10/19/2016

(1)          Subject to certain qualifications, including but not limited to, the continued employment of the optionee, options will vest on October 19, 2009.

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

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors during the fiscal year ended July 31, 2009.

	Fees earned	All
	or paid	Other
Name	in cash (1)	Compensation	Total

John S. Dalrymple III	$61,800	$—	$61,800
Allyn K. Hart	45,300	—	45,300
Roger A. Kenner	45,000	—	45,000
James F. Link	50,550	—	50,550
Eugene J. Nicholas	46,300	—	46,300
John D. Rice, Jr.	46,300	—	46,300
Richard Thompson	42,400	—	42,400
Michael T. Tokarz (2)	42,700	75,000	117,700
Jeffrey O. Topp	46,300	—	46,300
Curtis R. Trulson	58,680	—	58,680
Michael E. Warner	47,900	—	47,900

(1)                                  This column represents annual director fees, committee chairman fees and meeting attendance fees earned in fiscal year 2009. Directors are reimbursed for out-of-pocket travel expenses which are not included on this table.

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

Effective October 2008, the Company provided its directors with compensation consisting of (i) a per diem payment of $1,300 (except for the Chairman of the Board and Chairman of the Audit Committee who will each receive $1,560 per day) for any day on which a director undertakes activities on the Company’s behalf, including board meetings and other functions of the Company, (ii) a monthly fee of $2,600 (except for the Chairman of the

Board and Chairman of the Audit Committee who will each receive $3,120 per month), and (iii) reimbursement for out-of-pocket expenses incurred on behalf of the Company.

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

The address of each person listed below is c/o Dakota Growers Pasta Company, Inc., One Pasta Avenue, Carrington, North Dakota 58421. Except as otherwise noted, each person listed below has sole investment discretion and voting power. In accordance with the Securities and Exchange Commission’s rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities subject to options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2009 are treated as outstanding. These shares, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficially Owned Securities
	Number of	Percent of	Number of	Percent of	Number of	Percent of	Number of	Percent of
Name of	Shares of	Total Common	Shares of Series	Total Series	Shares of Series	Total Series	Shares of Series	Total Series
Beneficial Owner	Common Stock	Stock	C Preferred	C Preferred	D Preferred	D Preferred	F Preferred	F Preferred

John S. Dalrymple III (1)	204,731	2.0%	—	—	315,000	2.8%	—	—

Allyn K. Hart	12,223	0.1	—	—	15,000	0.1	—	—

Roger A. Kenner (2)	109,596	1.1	—	—	140,000	1.2	—	—

James F. Link (3)	49,685	0.5	—	—	54,550	0.5	—	—

Eugene J. Nicholas (4)	53,394	0.5	—	—	58,951	0.5	—	—

John D. Rice, Jr. (5)	17,427	0.2	—	—	20,200	0.2	—	—

Jeffrey O. Topp (6)	325,541	3.2	—	—	271,420	2.4	—	—

Curtis R. Trulson (7)	43,403	0.4	—	—	61,750	0.5	—	—

Michael E. Warner	38,061	0.4	—	—	57,038	0.5	—	—

Timothy J. Dodd (8)	338,908	3.2	1,977	100%	238,248	2.1	—	—

Edward O. Irion (9)	48,061	0.5	—	—	—	—	—	—

Michael Tokarz (10)	1,016,195	10.0	—	—	—	—	1,065,000	100%

MVC Capital, Inc. (10)	1,016,195	10.0	—	—	—	—	1,065,000	100

Richard Thompson (11)	1,000,000	9.8	—	—	—	—	—	—

La Bella Holdings LLC (11)	1,000,000	9.8	—	—	—	—	—	—

All directors and officers as a Group (13 persons) (12)	3,257,225	30.8%	1,977	100%	1,232,157	10.9%	1,065,000	100%

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
(8)

Mr. Dodd has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2009, to purchase 1,977 shares of the Company’s Series C Convertible Preferred Stock and 286,767 shares of the Company’s Common Stock. Each share of Series C Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company. The number of shares of Common Stock presented for Mr. Dodd includes 47,448 shares of Common Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company. The number of shares of Series D Delivery Preferred Stock presented for Mr. Dodd includes 47,448 of Series D Delivery Preferred Stock issuable upon exercise of the options to purchase Series C Preferred Stock of the Company and conversion of each such share of Series C Preferred Stock into 24 shares of Common Stock in the Company, with one share of Series D Delivery Preferred Stock issuable for each share of Common Stock so issued upon conversion. The number of shares of Common Stock presented for Mr. Dodd includes 286,767 shares of Common Stock issuable upon exercise of the options to purchase Common Stock.

(9)

Mr. Irion has been granted options that are currently exercisable or exercisable within 60 days of July 31, 2009. The number of shares presented for Mr. Irion relate to Common Stock shares issuable upon the exercise of the options to purchase Common Stock.

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

(12)

Includes 334,828 shares of Common Stock and 1,977 shares of Series C Convertible Preferred Stock issuable upon exercise of options exercisable within 60 days of July 31, 2009, and includes an additional 47,448 shares of Common Stock and 47,448 shares of Series D Delivery Preferred Stock issuable upon conversion of the Series C Preferred Stock underlying such options.

Equity Compensation Plan Information

See “Item 11. Executive Compensation” for a discussion of the material features of the Company’s Stock Option Plans. The following table provides information regarding the Company’s equity compensation plans as of July 31, 2009.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available
	to be Issued	Exercise Price of	for Future Issuance
	Upon Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans
Options to purchase Series C Convertible Preferred Stock (1)
Equity compensation plans approved by security holders	1,977	$117.35	—

	Options to purchase Common Stock
Equity compensation plans approved by security holders	451,563	$4.63	32,237

Equity compensation plans not approved by security holders	190,800	$6.25	—

(1)          Each share of Series C Convertible Preferred Stock is convertible into 24 shares of Common Stock and 24 shares of Series D Delivery Preferred Stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

Although none of the Company’s securities are listed on any stock exchange or system of dealer quotation, the Company’s Board of Directors follows the rules of the Securities and Exchange Commission and the Nasdaq Stock Market in determining independence for the Board of Directors and the Committees. Under the Nasdaq listing standards, at least a majority of the Company’s directors must meet the test of “independence” as defined by Nasdaq. The Nasdaq standards provide that, to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined that each current director, other than Mr. Tokarz and Mr. Topp, is “independent” as defined by the listing standards of the Nasdaq.

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity in fiscal year 2009.  Those sales totaled $554,000 at current market prices and the Company had a commitment to purchase wheat totaling $187,500 from Mr. Topp and/or his affiliated entity as of July 31, 2009.

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

See Item 10 — Directors, Executive Officers and Corporate Governance for the discussion of director independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended July 31, 2009 and 2008 by Eide Bailly LLP, the Company’s principal accounting firm.

	Fiscal Year Ended
	2009	2008

Audit Fees	$70	$77
Audit-Related Fees (a)	9	8
Tax Fees (b)	12	11
All Other Fees	—	—

Total Fees (c)	$91	$96

(a)   Primarily benefit plan audit services.

(b)   Primarily tax advisory and preparation services.

(c)   The Audit Committee has approved all fees.

Auditor Services Pre-approval Policy

The Audit Committee has a formal policy concerning pre-approval of all services to be provided by Eide Bailly LLP, the Company’s independent auditor, including audit, audit-related, tax and other services. The Chair of the Committee has the authority to pre-approve permitted services that require action between regular Committee meetings, provided a report of these services is given to the full Committee at the next regular meeting. The Committee approved all services provided by Eide Bailly LLP during fiscal year 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   The following are filed as part of this report:

1.  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 31, 2009 and 2008

Consolidated Statements of Operations for the years ended July 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008 and 2007

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

10.11       Statused Revolving Credit Supplement entered into on January 13, 2009 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 16, 2009).

10.12       Non-Revolving Credit Supplement entered into on January 13, 2009 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.2 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 16, 2009).

10.13       Multiple Advance Term Loan Supplement, Loan No. RIE539T07A entered into on January 13, 2009 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.3 from the Company’s Report on Form 8-K, File No. 000-50111, filed January 16, 2009).

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

10.16       Multiple Advance Term Loan Supplement, Loan No. RIE539T06B entered into on January 13, 2009 between the Company and CoBank, ACB.  (Incorporated by reference to Exhibit 10.4 from the Company’s Report on Form 8-K, File No. 000-50111, January 16, 2009).

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

Dated: October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Dodd
President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	October 29, 2009

/s/ Edward O. Irion
Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	October 29, 2009

/s/ John S. Dalrymple III

John S. Dalrymple III	Director	October 29, 2009

/s/ John D. Rice, Jr.

John D. Rice, Jr.	Director	October 29, 2009

SIGNATURES - continued

Signature	Title	Date

/s/ Curtis R. Trulson

Curtis R. Trulson	Director	October 29, 2009

/s/ Allyn K. Hart

Allyn K. Hart	Director	October 29, 2009

/s/ Roger A. Kenner

Roger A. Kenner	Director	October 29, 2009

/s/ James F. Link

James F. Link	Director	October 29, 2009

/s/ Eugene J. Nicholas

Eugene J. Nicholas	Director	October 29, 2009

/s/ Richard Thompson

Richard Thompson	Director	October 29, 2009

/s/ Michael T. Tokarz

Michael T. Tokarz	Director	October 29, 2009

/s/ Jeffrey O. Topp

Jeffrey O. Topp	Director	October 29, 2009

/s/ Michael E. Warner

Michael E. Warner	Director	October 29, 2009