Form 10-Q
period 2009-10-31
DAKOTA GROWERS PASTA CO INC
filed 2009-12-15
CIK 1166347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

or

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

As of December 15, 2009, the Registrant had 10,764,932 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,148	$1,315

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $922 and $826, respectively	21,815	20,466

Other receivables	63	67

Inventories	33,283	33,878

Prepaid expenses	1,434	799

Deferred income taxes	947	947

Total current assets	60,690	57,472

PROPERTY AND EQUIPMENT
In service	133,947	134,112
Construction in progress	4,006	975
	137,953	135,087
Less accumulated depreciation	(73,283)	(71,960)

Net property and equipment	64,670	63,127

INVESTMENT IN COOPERATIVE BANK	1,507	1,507

INTANGIBLE ASSETS, NET	2,336	2,387

GOODWILL	8,381	8,381

OTHER ASSETS	424	421

	$138,008	$133,295

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	October 31,	July 31,
	2009	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,975	$9,987
Accrued liabilities	5,965	5,903
Current portion of long-term debt	5,763	5,756

Total current liabilities	22,703	21,646

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	23,225	25,418
DEFERRED INCOME TAXES	14,244	14,065

Total liabilities	60,172	61,129

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,275,297 shares issued and outstanding	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,203,063 shares issued and outstanding	102	102
Additional paid-in capital	43,144	43,120
Retained earnings	34,466	28,820

Total stockholders’ equity	77,836	72,166

Total liabilities and stockholders’ equity	$138,008	$133,295

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	October 31,
	2009	2008
Net revenues (net of discounts and allowances of $7,568 and $7,117, respectively)	$63,764	$87,145

Cost of goods sold	48,978	78,519

Gross profit	14,786	8,626

Marketing, general and administrative expenses	5,456	5,133

Operating income	9,330	3,493

Other income (expense)
Interest and other income	22	36
Loss on disposition of property, equipment and other assets	(32)	—
Interest expense, net	(214)	(855)

Income before income taxes	9,106	2,674

Income tax expense	3,460	982

Net income	$5,646	$1,692

Net income per common share
Basic	$0.55	$0.17

Diluted	$0.47	$0.14

Weighted average common shares outstanding
Basic	10,203	10,192

Diluted	11,958	11,958

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Three Months Ended
	October 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$5,646	$1,692
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,641	1,638
Loss on disposition of property, equipment and other assets	32	—
Deferred income taxes	179	390
Stock-based employee compensation	24	34
Changes in assets and liabilities
Trade receivables	(1,349)	(2,353)
Other receivables	4	(860)
Inventories	595	12,065
Prepaid expenses	(635)	105
Other assets	3	3
Accounts payable	988	(6,847)
Other accrued liabilities	62	(435)
NET CASH FROM OPERATING ACTIVITIES	7,190	5,432

INVESTING ACTIVITIES
Purchases of property and equipment	(3,107)	(552)
Proceeds from sale of property, equipment and other assets	2	—
Payments for package design costs	(66)	(48)
NET CASH USED FOR INVESTING ACTIVITIES	(3,171)	(600)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	—	4,304
Net change in short-term notes payable	—	(3,300)
Payments on long-term debt	(2,186)	(5,956)
NET CASH USED FOR FINANCING ACTIVITIES	(2,186)	(4,952)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,833	(120)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,315	125

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,148	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$278	$1,009

Income taxes	$4,052	$2,654

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following notes should be read in conjunction with the notes to the financial statements for the year ended July 31, 2009 as filed in the Company’s Form 10-K.

NOTE 1 - ORGANIZATION

Dakota Growers Pasta Company, Inc. (“Dakota Growers” or “the Company”) is a North Dakota corporation that operates a milling and pasta manufacturing facility in Carrington, North Dakota. The Company’s wholly-owned subsidiary, Primo Piatto, Inc. (“Primo Piatto”), a Minnesota corporation, operates a pasta manufacturing facility in New Hope, Minnesota.  DNA Dreamfields Company, LLC (“DNA Dreamfields”) became a wholly-owned subsidiary on September 21, 2007.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ended July 31, 2010. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2009. The information contained in the balance sheet as of July 31, 2009 was derived from the Company’s audited annual report for fiscal year 2009. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

The financial information presented herein includes the consolidated balance sheets and results of operations of the Company, its wholly-owned subsidiary Primo Piatto, Inc., and DNA Dreamfields Company, LLC (“DNA Dreamfields”). All material inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Our consolidated financial statements for the quarter ended October 31, 2009 were evaluated for subsequent events through December 15, 2009, the date the consolidated financial statements were issued.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued an amendment to ASC (“Accounting Standards Codification”) 805 “Business Combinations” to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. In April 2009, the FASB further amended ASC 805 “Business Combinations” to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency and for which the fair value of the asset or liability on the date of acquisition can be determined. These amendments are effective prospectively to business combinations on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal year 2010). The adoption of these amendments did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance included in ASC 810, “Consolidation.”  The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation,

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. This guidance became effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued an amendment providing additional guidance regarding the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset as defined in FASB ASC 275 “Risks and Uncertainties” and FASB ASC 350 “Intangibles—Goodwill & Other”. The intent of this amendment is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This amendment is effective for our interim and annual financial statements beginning in our fiscal year 2010. The adoption of these amendments did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard, included in ASC 810, “Consolidation,” regarding the consolidation of variable interest entities. The standard includes guidance for determining whether an entity is a variable interest entity and replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary, and it requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance becomes effective as of the beginning of the first fiscal year that begins after November 15, 2009, our first quarter of fiscal year 2011. We are currently evaluating the impact, if any, that the adoption will have on our consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement regarding the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This pronouncement establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP.  The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  All U.S. GAAP accounting literature is now known as the “Accounting Standard Codification” (“ASC”) and updates to the Codification are now issued as “Accounting Standards Updates” (“ASU”). As the Codification was not intended to change or alter existing U.S. GAAP, it did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance, which has yet to be codified in the ASC.  This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This guidance becomes effective for the Company beginning in our first quarter of fiscal year 2011.  The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In August 2009, the FASB issued ASU 2009-05 which provides additional guidance on measuring the fair value of liabilities under ASC 820. ASU 2009-05 clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required.  This pronouncement also requires that the fair value of a liability is measured using one or more of the following techniques when a quoted price in an active market for the identical liability is not available, (1) a valuation technique that uses the quoted price for the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique consistent with the guidance in ASC 820, for example, an income approach such as a present value technique. The new guidance on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, the second quarter of our fiscal year 2010. The Company does not expect the adoption of ASU 2009-05 will have a material impact on the Company’s consolidated financial statements.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — FAIR VALUE MEASURES

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

FASB ASC 820 “Financial Value Measures and Disclosures” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of October 31, 2009 and July 31, 2009.

NOTE 5 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of October 31, 2009 include raw materials and packaging of $10,560,000 and finished goods of $22,723,000. Inventories at July 31, 2009 include raw materials and packaging of $10,672,000 and finished goods of $23,206,000.

NOTE 6 — LOAN AGREEMENTS

The Company has a $45 million revolving credit facility with CoBank that extends through January 13, 2010 and is collateralized by all assets of the Company. Interest on the revolving line is at the 7-day LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the 7-day LIBOR rate within a range of 200 to 300 basis points above the 7-day LIBOR rate.  Fixed interest rate options are also available. There were no balances outstanding under the revolving credit arrangement as of October 31, 2009 and July 31, 2009.  The Company had $45 million available for borrowings under the line of credit as of October 31, 2009 and July 31, 2009.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2009.

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,755,000 and 1,766,000 for the three months ended October 31, 2009 and October 31, 2008, respectively. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

The components of basic earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	October 31,
Earnings per share - Basic	2009	2008

Net earnings available to common stockholders	$5,646	$1,692

Basic weighted-average shares outstanding	10,203	10,192

Earnings per share - Basic	$0.55	$0.17

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	October 31,
Earnings per share - Diluted	2009	2008

Net earnings available to common stockholders	$5,646	$1,692
Plus: Impact of interest expense on the exercise of options, net of taxes (1)	12	23
Net earnings available to common stockholders	$5,658	$1,715

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,203	10,192
Plus: Incremental shares from assumed conversions
Options	690	701
Convertible preferred shares	1,065	1,065
Diluted weighted-average shares outstanding	11,958	11,958

Earnings per share - Diluted	$0.47	$0.14

(1)   As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 8 — STOCK OPTIONS

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation — Stock Compensation.” Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this guidance, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $24,000 and $34,000, for the three months ended October 31, 2009 and October 31, 2008, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth information regarding stock options outstanding and exercisable:

Options to purchase Series C Convertible Preferred Stock
	Number of		Weighted
	Series C	Option	Average
	Convertible	Price	Exercise
	Preferred Shares	per Share	Price	Exercisable

Outstanding at July 31, 2009	1,977	$100-$150	$117.35	1,977
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2009	1,977	$100-$150	$117.35	1,977

Options to purchase Common Stock
Weighted
		Option	Average
	Number of	Price	Exercise
	Common Shares	per Share	Price	Exercisable

Outstanding at July 31, 2009	642,363	$4.00-$6.25	$5.11	574,182
Exercised	—
Granted	—
Forfeited/Expired	—
Outstanding at October 31, 2009	642,363	$4.00-$6.25	$5.11	642,363

A summary of the status of the Company’s issued but nonvested stock options as of October 31, 2009, and changes during the three months ended October 31, 2009, is presented below:

Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2009	68,181	$5.00
Granted	—
Vested	(68,181)	$5.00
Forfeited/Expired	—
Nonvested at October 31, 2009	—

NOTE 9 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $13,646,000 as of October 31, 2009, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is currently undertaking an estimated $10 million capital project at its Carrington facility. As of October 31, 2009, the Company had expended $3.7 million in conjunction with this project, and had entered into additional commitments for building construction and pasta equipment totaling $5.0 million as of October 31, 2009. These costs are expected to be paid within one year.

NOTE 10 — RELATED PARTY TRANSACTIONS

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity in the first quarters of fiscal years 2010 and 2009. Those sales totaled $177,000 and $473,000 at market prices for the quarters ended October 31, 2009 and 2008, respectively. The Company had a commitment to purchase wheat totaling $9,000 and $187,500 from Mr. Topp and/or his affiliated entity as of October 31, 2009 and July 31, 2009, respectively.

NOTE 11 — SUBSEQUENT EVENTS

During December 2009, certain executive officers and employees of the Company exercised options for the purchase of 561,869 shares of the Company’s Common Stock and 47,448 shares of the Company’s Series D Delivery Preferred Stock. The aggregate consideration received by the Company for the issuance of those shares was $2.9 million. The shares were issued in private placement transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

On November 19, 2009, the Company’s Board of Directors authorized the payment of non-periodic dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.62 per share on its Common Stock and $0.62 per share on its Series F Convertible Preferred Stock, payable on January 5, 2010 to stockholders of record as of December 4, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in the Company’s Form 10-K for the fiscal year ended July 31, 2009.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “believe”, “may” and similar expressions. Such statements are based on assumptions by the Company’s management as of the date of this Quarterly Report, and are subject to risks and uncertainties, including those discussed in the Company’s Form 10-K for the year ended July 31, 2009 under “Risk Factors,” that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Net income for the quarter ended October 31, 2009 totaled $5,646,000 compared to $1,692,000 for the quarter ended October 31, 2008.  Net earnings per basic common share for the quarter ended October 31, 2009 were $0.55 per share compared to $0.17 per share for the quarter ended October 31, 2008.

Durum prices continued to decline in the first quarter of fiscal year 2010 when compared to fiscal year 2009. Decreases in raw material costs were partially offset by lower sales as the Company’s net revenues decreased 26.8% for the quarter ended October 31, 2009 when compared to the same period of the prior year.  The decrease resulted primarily from lower pasta per unit selling prices and, to a lesser extent, lower sales volumes.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements included in the Company’s Form 10-K for the year ended July 31, 2009. Our critical accounting policies are those that have meaningful impact on the reporting of our financial condition and results, and that require significant management judgment and estimates. These policies include our accounting for (a) allowance for doubtful accounts, (b) inventory valuation, (c) asset impairment, and (d) income taxes.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of October 31, 2009 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended October 31, 2009 and 2008

Net Revenues. Net revenues totaled $63.8 million for the three months ended October 31, 2009, a decrease of 26.8%, compared to $87.1 million for the three months ended October 31, 2008. Overall, pasta per unit selling prices decreased 19.2% along with a decrease in sales volumes of 7.4%.  Revenues from the retail market, a portion of which includes co-pack and government sales, decreased $5.4 million, or 15.2%, due to a 11.0% decrease in average selling prices and a 4.7% decrease in sales volume. Foodservice revenues decreased $4.7 million, or 22.8%, due to a 20.7% decrease in average selling prices and a 2.7% decrease in sales volumes. Ingredient revenues decreased $10.0 million, or 42.3%, due to a 32.9% decrease in average selling prices and a 14.0% decrease in sales volumes.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $4.0 million for the three months ended October 31, 2009, a decrease of $3.3 million when compared to the same period of the prior year. The decrease is due to lower semolina sales volumes along with a decrease in per unit selling prices.

Cost of Goods Sold. Cost of goods sold decreased $29.5 million, or 37.6%, to $49.0 million for the three months ended October 31, 2009, compared to $78.5 million for the three months ended October 31, 2008.  The decrease was primarily due to lower durum costs. Gross profit as a percentage of net revenues increased to 23.2% for the three months ended October 31, 2009 from 9.9% for the three months ended October 31, 2008 due to decreases in raw material costs partially offset by lower sales prices.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses increased 6.3%, to $5.5 million for the quarter ended October 31, 2009, compared to $5.1 million for the quarter ended October 31, 2008.

The increase was primarily due to higher compensation costs and professional fees offset by a reduction in consumer marketing and advertising costs associated with Dreamfields pasta products. MG&A expenses as a percentage of net revenues increased to 8.6% for the quarter ended October 31, 2009, from 5.9% for the comparable quarter of the prior year.

Interest Expense. Interest expense for the three months ended October 31, 2009 totaled $0.2 million compared to $0.9 million for the comparable quarter of the prior year.

Income Taxes. Income tax expense for the three months ended October 31, 2009 and 2008 totaled $3.5 million and $1.0 million, respectively, and reflects an effective corporate income tax rate of approximately 38% and 37%, respectively.

Net Income.  Net income for the three months ended October 31, 2009 totaled $5.6 million compared to net income of $1.7 million for the three months ended October 31, 2008.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of October 31, 2009 totaled $38.0 million compared to $35.8 million as of July 31, 2009.

The Company has a $45 million revolving credit facility with CoBank which extends through January 13, 2010. There was no balance outstanding on the line of credit as of October 31, 2009 and July 31, 2009.  Therefore, the Company had $45 million available for borrowings under the revolving line of credit as of October 31, 2009 and July 31, 2009.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of October 31, 2009 and the date of this filing.

Net cash provided from operating activities totaled $7.2 million for the three months ended October 31, 2009 compared to net cash provided by operating activities of $5.4 million for the three months ended October 31, 2008.  The increase was primarily attributable to an increase in net income.

Net cash used for investing activities totaled $3.2 million and $0.6 million for the three months ended October 31, 2009 and 2008, respectively.  A majority of the net cash used for investing activities for the quarter ended October 31, 2009 related to fixed asset expenditures.  The Company is currently undertaking an estimated $10 million capital project at its Carrington facility. As of October 31, 2009, the Company had expended $3.7 million in conjunction with this project, and had entered into additional commitments for building construction and pasta equipment totaling $5.0 million as of October 31, 2009. These costs are expected to be paid within one year.

Net cash used for financing activities totaled $2.2 million and $5.0 million for the three months ended October 31, 2009 and 2008, respectively. The $2.2 million of net cash used for financing activities for the quarter ended October 31, 2009 related to scheduled payments on long-term debt.  The $5.0 million of net cash used for financing activities for the quarter ended October 31, 2008 included $6.0 million in scheduled payments on long-term debt and a decrease in short-term notes payable offset by an increase in excess outstanding checks over cash on deposit.

On November 19, 2009, the Company’s Board of Directors authorized the payment of non-periodic dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.62 per share on its Common Stock and $0.62 per share on its Series F Convertible Preferred Stock, payable on January 5, 2010 to stockholders of record as of December 4, 2009.

During December 2009, certain executive officers and employees of the Company exercised options for the purchase of 561,869 shares of the Company’s Common Stock and 47,448 shares of the Company’s Series D Delivery Preferred Stock. The aggregate consideration received by the Company for the issuance of those shares was $2.9 million.

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Act”). The Company received $692,000 in November 2009 under the Act, which will be recognized as other income in the Company’s second quarter of fiscal year 2010. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

The following table summarizes the Company’s contractual obligations as of October 31, 2009 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$28,988	$5,763	$16,725	$6,500	$—
Interest on long-term obligations (1)	1,757	683	992	82	—
Wheat purchase obligations	13,646	13,646	—	—	—
Construction obligations	5,000	5,000	—	—	—
Warehouse obligations	3,766	1,939	1,827	—	—
Operating leases	1,123	557	537	29	—

	$54,280	$27,588	$20,081	$6,611	$—

(1) Based on interest rates as of October 31, 2009

The Company forward contracts for a certain portion of its future durum wheat requirements. At October 31, 2009, the Company had outstanding commitments for grain purchases totaling $13.6 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of October 31, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During December 2009, certain executive officers and employees of the Company exercised options for the purchase of 561,869 shares of the Company’s Common Stock and 47,448 shares of the Company’s Series D Delivery Preferred Stock. The aggregate consideration received by the Company for the issuance of those shares was $2.9 million. The shares were issued in private placement transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

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

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive Officer)	December 15, 2009

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and Accounting Officer)	December 15, 2009