Form 10-Q
period 2010-01-31
DAKOTA GROWERS PASTA CO INC
filed 2010-03-17
CIK 1166347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

or

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

As of March 17, 2010, the Registrant had 10,764,932 shares of Common Stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,577	$1,315

Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $780 and $826, respectively	22,654	20,466

Other receivables	62	67

Inventories	29,267	33,878

Prepaid expenses	1,165	799

Deferred income taxes	947	947

Total current assets	61,672	57,472

PROPERTY AND EQUIPMENT
In service	143,248	134,112
Construction in progress	368	975
	143,616	135,087
Less accumulated depreciation	(74,871)	(71,960)

Net property and equipment	68,745	63,127

INVESTMENT IN COOPERATIVE BANK	1,507	1,507

INTANGIBLE ASSETS, NET	2,286	2,387

GOODWILL	8,381	8,381

OTHER ASSETS	427	421

	$143,018	$133,295

(continued on next page)

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Information)

	(Unaudited)
	January 31,	July 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,615	$9,987
Accrued liabilities	6,657	5,903
Notes payable	5	—
Current portion of long-term debt	5,769	5,756

Total current liabilities	26,046	21,646

COMMITMENTS AND CONTINGENCIES	—	—
LONG-TERM DEBT, net of current portion	22,030	25,418
DEFERRED INCOME TAXES	14,471	14,065

Total liabilities	62,547	61,129

STOCKHOLDERS’ EQUITY

Series D delivery preferred stock, non-cumulative, $.01 par value, 11,340,841 authorized, 11,322,745 and 11,275,297 shares issued and outstanding as of January 31, 2010 and July 31, 2009, respectively	113	113
Series F convertible preferred stock, non-cumulative, $.01 par value, 2,100,000 shares authorized, 1,065,000 shares issued and outstanding	11	11
Common stock, $.01 par value, 75,000,000 shares authorized, 10,764,932 and 10,203,063 shares issued and outstanding as of January 31, 2010 and July 31, 2009, respectively	108	102
Additional paid-in capital	46,049	43,120
Retained earnings	34,190	28,820

Total stockholders’ equity	80,471	72,166

Total liabilities and stockholders’ equity	$143,018	$133,295

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
Net revenues (net of discounts and allowances of $6,847 and $5,981, respectively)	$60,024	$72,067

Cost of goods sold	44,380	60,953

Gross profit	15,644	11,114

Marketing, general and administrative expenses	4,581	5,361

Operating income	11,063	5,753

Other income (expense)
Interest and other income	699	385
Interest expense, net	(196)	(404)

Income before income taxes	11,566	5,734

Income tax expense	4,394	2,105

Net income	7,172	3,629
Dividends on preferred stock	774	326

Net earnings on common stock	$6,398	$3,303

Net earnings per common share
Basic	$0.61	$0.32

Diluted	$0.54	$0.28

Weighted average common shares outstanding
Basic	10,563	10,192

Diluted	11,958	11,958

Dividends per common share	$0.62	$0.20

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)(Unaudited)

	Six Months Ended
	January 31,
	2010	2009
Net revenues (net of discounts and allowances of $14,414 and $13,099, respectively)	$123,788	$159,213

Cost of goods sold	93,358	139,472

Gross profit	30,430	19,741

Marketing, general and administrative expenses	10,037	10,496

Operating income	20,393	9,245

Other income (expense)
Interest and other income	722	421
Loss on disposition of property, equipment and other assets	(32)	—
Interest expense, net	(411)	(1,258)

Income before income taxes	20,672	8,408

Income tax expense	7,854	3,087

Net income	12,818	5,321
Dividends on preferred stock	774	326

Net earnings on common stock	$12,044	$4,995

Net earnings per common share
Basic	$1.16	$0.49

Diluted	$1.01	$0.42

Weighted average common shares outstanding
Basic	10,383	10,192

Diluted	11,958	11,958

Dividends per common share	$0.62	$0.20

See Notes to Consolidated Financial Statements

DAKOTA GROWERS PASTA COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)(Unaudited)

	Six Months Ended
	January 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$12,818	$5,321
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,340	3,287
Loss on disposition of property, equipment and other assets	32	—
Deferred income taxes	406	1,226
Stock-based employee compensation	24	64
Changes in assets and liabilities
Trade receivables	(2,188)	76
Other receivables	5	(520)
Inventories	4,611	15,070
Prepaid expenses	(366)	(85)
Other assets	6	6
Accounts payable	3,628	(5,992)
Other accrued liabilities	754	(1,107)
NET CASH FROM OPERATING ACTIVITIES	23,070	17,346

INVESTING ACTIVITIES
Purchases of property and equipment	(8,770)	(665)
Proceeds from sale of property, equipment and other assets	2	—
Payments for package design costs	(133)	(92)
NET CASH USED FOR INVESTING ACTIVITIES	(8,901)	(757)

FINANCING ACTIVITIES
Net change in excess outstanding checks over cash on deposit	—	213
Net change in short-term notes payable	5	(7,350)
Principal payments on long-term debt	(3,375)	(7,138)
Dividends paid on common stock	(6,674)	(2,038)
Dividends paid on preferred stock	(774)	(326)
Issuance of common stock	2,911	—
NET CASH USED FOR FINANCING ACTIVITIES	(7,907)	(16,639)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,262	(50)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,315	125
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,577	$75

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for
Interest (net of amounts capitalized)	$457	$1,549

Income taxes	$8,626	$3,330

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

NOTE 2 — FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ended July 31, 2010. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended July 31, 2009. The information contained in the balance sheet as of July 31, 2009 was derived from the Company’s audited annual report for fiscal year 2009. Reclassifications have been made to facilitate comparability with current presentation. Such reclassifications have no effect on the net results of operations.

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

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2009, the FASB issued FASB ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”, to codify SFAS 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in our fiscal year 2011. We are currently evaluating the impact, if any, that the adoption will have on our consolidated financial statements.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. We are currently evaluating the impact, if any, that the adoption will have on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). The adoption of ASU 2010-09 had no effect on our consolidated financial statements.

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

Based upon current borrowing rates with similar maturities, the fair value of the long-term debt approximates the carrying value as of January 31, 2010 and July 31, 2009.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — INVENTORIES

Inventories are valued at lower of cost or market. Inventories as of January 31, 2010 include raw materials and packaging of $8,288,000 and finished goods of $20,979,000. Inventories at July 31, 2009 include raw materials and packaging of $10,672,000 and finished goods of $23,206,000.

NOTE 6 — LOAN AGREEMENTS

The Company has a $45 million revolving credit facility with CoBank that extends through January 11, 2011 and is collateralized by all assets of the Company. Interest on the revolving line of credit is at the one-month LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the one-month LIBOR rate within a range of 200 to 300 basis points above the one-month LIBOR rate.  Fixed interest rate options are also available. The balances outstanding under the revolving credit arrangements totaled $5,000 and $0 as of January 31, 2010 and July 31, 2009, respectively.  The Company had $44,995,000 and $45,000,000 available for borrowings under the revolving line of credit as of January 31, 2010 and July 31, 2009, respectively.

During the second quarter of fiscal year 2010, the Company also entered into modifications to existing CoBank term loan agreements with respect to debt previously incurred by the Company.  The main modification to the term loan supplements was a change in the index rate from 7-day LIBOR to one-month LIBOR.

The Company’s various debt agreements with CoBank and certain institutional note holders obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2010.

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net earnings on common stock by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive securities, such as stock options and convertible preferred stock.

Dilutive securities, consisting of stock options and convertible preferred stock, included in the calculation of diluted weighted average common shares totaled 1,395,000 and 1,766,000 for the three months ended January 31, 2010 and 2009, respectively, and 1,575,000 and 1,766,000 for the six months ended January 31, 2010 and 2009, respectively. The Series F Convertible Preferred Stock is included in the fully diluted EPS calculation and not included in the basic EPS calculation. As there is currently no established public trading market for the Company’s Common Stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of basic earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Earnings per share - Basic

Net earnings available to common stockholders	$6,398	$3,303	$12,044	$4,995

Basic weighted-average shares outstanding	10,563	10,192	10,383	10,192

Earnings per share - Basic	$0.61	$0.32	$1.16	$0.49

The components of diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Earnings per share - Diluted

Net earnings available to common stockholders	$6,398	$3,303	$12,044	$4,995
Plus: Impact of interest expense on the exercise of options, net of taxes (1)	6	13	18	26
Net earnings available to common stockholders	$6,404	$3,316	$12,062	$5,021

Diluted weighted-average shares outstanding:
Basic weighted-average shares outstanding	10,563	10,192	10,383	10,192
Plus: Incremental shares from assumed conversions
Options	330	701	510	701
Convertible preferred shares	1,065	1,065	1,065	1,065
Diluted weighted-average shares outstanding	11,958	11,958	11,958	11,958

Earnings per share - Diluted	$0.54	$0.28	$1.01	$0.42

(1) As there is currently no established public trading market for the Company’s common stock, the Company has assumed the proceeds from the exercise of stock options would reduce debt and, thus, interest expense.

NOTE 8 — DIVIDENDS

On November 19, 2009, the Company’s Board of Directors authorized the payment of non-periodic dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.62 per share on its Common Stock and $0.62 per share on its Series F Convertible Preferred Stock, payable on January 5, 2010 to stockholders of record as of December 4, 2009.

On December 18, 2008, the Company’s Board of Directors authorized the payment of non-periodic dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.20 per share on its Common Stock and $0.20 per share on its Series F Convertible Preferred Stock, payable on January 7, 2009 to stockholders of record as of December 26, 2008.

NOTE 9 — STOCK OPTIONS

The Company accounts for share based payments in accordance with ASC Topic 718 “Compensation — Stock Compensation.” Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this guidance, the Company has elected to recognize the

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based employee compensation expense of $0 and $31,000 for the three months ended January 31, 2010 and 2009, respectively, and $24,000 and $64,000 for the six months ended January 31, 2010 and 2009, respectively.

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

The following tables set forth information regarding stock options outstanding and exercisable:

	Options to purchase Series C Convertible Preferred Stock
	Number of Series C Convertible Preferred Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable
Outstanding at July 31, 2009	1,977	$100-$150	$117.35	1,977
Exercised	(1,977)	$100-$150	$117.35
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2010	—			—

	Options to purchase Common Stock
	Number of Common Shares	Option Price per Share	Weighted Average Exercise Price	Exercisable

Outstanding at July 31, 2009	642,363	$4.00-$6.25	$5.11	574,182
Exercised	(514,421)	$4.00-$6.25	$5.21
Granted	—
Forfeited/Expired	—
Outstanding at January 31, 2010	127,942	$4.00-$5.00	$4.71	127,942

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s issued but nonvested stock options as of January 31, 2010, and changes during the six months ended January 31, 2010, is presented below:

Weighted-Average
	Common	Grant-Date
Nonvested Stock Options	Shares	Fair Value

Nonvested at July 31, 2009	68,181	$5.00
Granted	—
Vested	(68,181)	$5.00
Forfeited/Expired	—
Nonvested at January 31, 2010	—

NOTE 10 — CONTINUED DUMPING AND SUBSIDY OFFSET ACT OF 2000

U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $692,000 and $384,000 in November 2009 and December 2008, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Offset Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

NOTE 11 — COMMITMENTS

The Company forward contracts for a certain portion of its future durum wheat requirements. The Company had outstanding commitments for grain purchases totaling $14.1 million as of January 31, 2010, related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill, and are not derivative in nature as they have no net settlement provision and are not transferable.

The Company is currently completing an estimated $10.1 million capital project at its Carrington facility. Pasta production associated with the Carrington expansion project began during the quarter ended January 31, 2010. Additional commitments for building construction and pasta equipment totaled $0.7 million as of January 31, 2010. These costs are expected to be paid within one year.

NOTE 12 — RELATED PARTY TRANSACTIONS

Jeffrey Topp, a director of the Company, sold wheat to the Company through an affiliated entity during the six months ended January 31, 2010. Those sales totaled $209,000 and $554,000 at market prices for the six months ended January 31, 2010 and 2009, respectively. The Company had commitments to purchase wheat totaling $0 and $187,500 from Mr. Topp and/or his affiliated entity as of January 31, 2010 and July 31, 2009, respectively.

DAKOTA GROWERS PASTA COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — SUBSEQUENT EVENTS

On March 10, 2010, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by Agricore United Holdings Inc., a Delaware corporation (“Parent”), a wholly owned subsidiary of Viterra Inc., a corporation incorporated under the laws of the Province of Saskatchewan (“Viterra”).  Pursuant to the Merger Agreement, Bluebird Acquisition Corporation, a North Dakota corporation and a wholly owned subsidiary of Parent (“Merger Sub”) will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock (“Common Stock”) for $18.28 per share in cash and Series D Non-Cumulative Delivery preferred stock (“Series D Stock”) for $0.10 per share in cash.  The Offer, which will commence no later than March 24, 2010, shall remain open for at least 30 business days and may be extended in accordance with the terms of the Merger Agreement.  The Offer will be followed by a merger to acquire any Common Stock and Series D Stock that is not tendered in the Offer, in each case at the same price per share paid in the Offer.  Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company will survive the Merger as a wholly owned subsidiary of Parent.  Each of the Company’s and Viterra’s boards of directors unanimously approved the Merger Agreement and the transactions contemplated therein, which are subject to customary closing conditions, including minimum levels of participation in the Offer and regulatory approvals.  The accompanying consolidated financial statements do not reflect any purchase accounting adjustments that the surviving company of the Merger will be required to make upon completion of the proposed transaction.

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

Net income for the quarter ended January 31, 2010 totaled $7.2 million compared to $3.6 million for the quarter ended January 31, 2009.  Net income for the six months ending January 31, 2010 totaled $12.8 million compared to $5.3 million for the six months ended January 31, 2009.  The Company paid dividends of $0.01 per share on its Series D Delivery Preferred Stock, $0.62 per share on its Series F Convertible Preferred Stock and $0.62 per share on its Common Stock during the second quarter of fiscal year 2010. Net earnings per basic common share, after the effect of dividends on preferred stock, were $0.61 per share for the quarter ended January 31, 2010, compared to $0.32 per share for the quarter ended January 31, 2009. Net earnings per basic common share were $1.16 per share for the six months ended January 31, 2010 compared to $0.49 per share for the six months ended January 31, 2009.

The Company’s net revenues decreased 16.7% for the quarter ended January 31, 2010 and 22.3% for the six months ended January 31, 2010 when compared to the same periods of the prior year.  The decreases resulted primarily from lower pasta per unit selling prices and, to a lesser extent, lower mill sales prices. Durum prices continued to decline during the first half of fiscal year 2010 when compared to fiscal year 2009.

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

Income Taxes

In determining income (loss) for financial statement purposes, management must make certain estimates and judgments in calculating tax liabilities and in determining the recoverability of certain deferred tax assets. Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Management believes it is likely that the deferred tax assets as of January 31, 2010 will be realized through the generation of future taxable income and tax planning strategies.

Results of Operations

Comparison of the Three Months Ended January 31, 2010 and 2009

Net Revenues. Net revenues totaled $60.0 million for the three months ended January 31, 2010, a decrease of 16.7% compared to $72.1 million for the three months ended January 31, 2009.  Overall, pasta per unit selling prices decreased 15.7% while pasta sales volumes increased 0.7%. Revenues from the retail market, a portion of which includes co-pack and government sales, decreased $3.9 million, or 11.7%, due to an 8.9% decrease in average selling prices and a 3.0% volume decline. Ingredient revenues decreased $3.6 million, or 22.4%, due to a 26.0% decrease in average selling prices offset by a 4.8% volume increase. Foodservice revenues decreased $2.4 million, or 15.0%, due to a 16.6% decrease in average selling prices offset by a 1.9% volume increase.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $4.3 million for the three months ended January 31, 2010, a decrease of $2.2 million when compared to the same period of the prior year. The decrease is due to lower semolina sales volumes along with a decrease in per unit selling prices.

Cost of Goods Sold. Cost of goods sold decreased 27.2%, to $44.4 million for the three months ended January 31, 2010, compared to $61.0 million for the three months ended January 31, 2009. The decrease was primarily due to lower durum costs.  Gross profit as a percentage of net revenues improved to 26.1% for the three months ended January 31, 2010, from 15.4% for the three months ended January 31, 2009.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased 14.6% to $4.6 million for the three months ended January 31, 2010, compared to $5.4 million for the three months ended January 31, 2009. The decrease was primarily due to lower consumer advertising costs associated with Dreamfields pasta products and lower professional fees. MG&A expenses as a percentage of net revenues increased to 7.6% for the three months ended January 31, 2010, from 7.4% for the comparable quarter of the prior year.

Interest and Other Income. Interest and other income totaled $0.7 million for the three months ended January 31, 2010, compared to $0.4 million for the three months ended January 31, 2009. U.S. Customs and Border Protection (“Customs”) has distributed antidumping and countervailing duties assessed on certain pasta imported from Italy and Turkey to affected domestic producers pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (the “Offset Act”), which was enacted in October 2000. The Company received payments in the amount of $0.7 million and $0.4 million in November 2009 and December 2008, respectively, under the Offset Act. These amounts have been classified as other income. The Company cannot reasonably estimate the potential amount, if any, that it may receive under the Offset Act in future periods as any such amount will be based upon future events over which the Company has little or no control, including but not limited to federal legislation, the amount of expenditures by domestic pasta producers and the amount of antidumping and countervailing duties collected by Customs.  The Offset Act, also known as the Byrd Amendment, has been repealed and therefore, duties assessed on pasta imports after September 30, 2007 will no longer be distributed to domestic producers.  However, amounts collected (whether such collections occur before or after September 30, 2007) related to duties assessed on pasta entries prior to September 30, 2007, are expected to be available for future distribution to domestic producers.

Interest Expense. Interest expense for the three months ended January 31, 2010 totaled $0.2 million, a decrease of $0.2 million from $0.4 million for the corresponding period of the prior year.

Income Taxes. Income tax expense for the three months ended January 31, 2010 and 2009 totaled $4.4 million and $2.1 million, respectively, and reflects an effective corporate income tax rate of approximately 38% and 37%, respectively.

Net Income.  Net income for the three months ended January 31, 2010 totaled $7.2 million compared to net income of $3.6 million for the three months ended January 31, 2009.  Net earnings available to common stockholders for the three months ended January 31, 2010 and January 31, 2009 totaled $6.4 million and $3.3 million, respectively, after reducing net income for dividends declared on Series D Delivery Preferred Stock and Series F Convertible Preferred Stock.

Comparison of the Six Months Ended January 31, 2010 and 2009

Net Revenues. Net revenues totaled $123.8 million for the six months ended January 31, 2010, a decrease of $35.4 million, or 22.3%, compared to $159.2 million for the six months ended January 31, 2009.  Overall, pasta per unit selling prices decreased 17.6% with ingredient selling prices down 30.2%, foodservice selling prices down 18.8% and retail selling prices down 10.0%.  Overall, total pasta sales volumes decreased 3.6% with ingredient sales down 5.7%, retail sales volumes down 3.9% and foodservice sales down 0.6%.

The Company markets semolina production in excess of its own requirements as well as durum wheat flour, other flour blends and by-products of the durum milling process. Revenues from mill product sales totaled $8.3 million and $13.8 million for the six months ended January 31, 2010 and 2009, respectively.  The decrease is due to lower semolina sales volumes along with a decrease in per unit selling prices.

Cost of Goods Sold. Cost of goods sold decreased 33.1% to $93.4 million for the six months ended January 31, 2010, compared to $139.5 million for the six months ended January 31, 2009.  The decrease was primarily due to lower durum costs.  Gross profit as a percentage of net revenues improved to 24.6% for the six months ended January 31, 2010, from 12.4% for the six months ended January 31, 2009.

Marketing, General, and Administrative (“MG&A”) Expenses. MG&A expenses decreased $0.5 million, or 4.4%, to $10.0 million for the six months ended January 31, 2010, compared to $10.5 million for the six months ended January 31, 2009.  MG&A expenses as a percentage of net revenues increased to 8.1% for the six months ended January 31, 2010, from 6.6% for the comparable period of last year.

Interest and Other Income. Interest and other income totaled $0.7 million for the six months ended January 31, 2010, compared to $0.4 million for the six months ended January 31, 2009. Substantially all of the amounts relate to payments received by the Company in November 2009 and December 2008 under the Offset Act.

Interest Expense. Interest expense for the six months ended January 31, 2010 and 2009 totaled $0.4 million and $1.3 million, respectively. The decrease was related to lower interest rates and outstanding debt.

Income Taxes.  Income tax expense for the six months ended January 31, 2010 totaled $7.9 million, compared to $3.1 million for the six months ended January 31, 2009, and reflects an effective corporate income tax rate of approximately 38% and 37%, respectively.

Net Income.  Net income for the six months ended January 31, 2010 totaled $12.8 million compared to $5.3 million for the six months ended January 31, 2009.  Net earnings available to common stockholders for the six months ended January 31, 2010 totaled $12.0 million compared to $5.0 million for the six months ended January 31, 2009, after reducing net income for dividends declared on preferred stock.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash provided by operations and borrowings under its revolving credit facility. Working capital as of January 31, 2010 totaled $35.6 million, compared to $35.8 million as of July 31, 2009.

The Company has a $45 million revolving credit facility with CoBank which extends through January 11, 2011. Interest on the revolving line of credit is at the one-month LIBOR rate subject to performance adjustments depending upon the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization or “EBITDA.” The higher the ratio the higher the adjustment to the one-month LIBOR rate within a range of 200 to 300 basis points above the one-month LIBOR rate.  Fixed interest rate options are also available. The primary purpose of the revolving credit facility is to finance inventory and receivables. The balances outstanding under the revolving credit arrangements totaled $5,000 and $0 as of January 31, 2010 and July 31, 2009, respectively.  The Company had $44,995,000 and $45,000,000 available for borrowings under the revolving line of credit as of January 31, 2010 and July 31, 2009, respectively.

During the second quarter of fiscal year 2010, the Company also entered into modifications to existing CoBank term loan agreements with respect to debt previously incurred by the Company.  The main modification to the term loan supplements was a change in the index rate from 7-day LIBOR to one-month LIBOR.

The Company’s various debt agreements with CoBank and certain institutional investors obligate the Company to maintain or achieve certain amounts of equity and certain financial ratios and impose certain restrictions on the Company. The Company was in compliance with these financial covenants as of January 31, 2010 and the date of this filing.

Net cash provided from operating activities totaled $23.1 million and $17.3 million for the six months ended January 31, 2010 and 2009, respectively. The increase was primarily attributable to an increase in net income.

Net cash used for investing activities totaled $8.9 million and $0.8 million for the six months ended January 31, 2010 and 2009, respectively.  A majority of the net cash used for investing activities for the six months ended January 31, 2010 related to fixed asset expenditures. The Company is currently completing an estimated $10.1 million capital project at its Carrington facility. Pasta production associated with the Carrington expansion project began during the quarter ended January 31, 2010. Additional commitments for building construction and pasta equipment totaled $0.7 million as of January 31, 2010. These costs are expected to be paid within one year.

Net cash used for financing activities totaled $7.9 million and $16.6 million for the six months ended January 31, 2010 and 2009, respectively.  The $7.9 million of net cash used for financing activities for the six months ended January 31, 2010 related to scheduled payments on long-term debt and dividend payments. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.7 million ($0.62 per share) on its Series F Convertible Preferred Stock and $6.7 million ($0.62 per share) on its Common Stock during the second quarter of fiscal year 2010. The Company paid dividends of $0.1 million ($0.01 per share) on its Series D Delivery Preferred Stock, $0.2 million ($0.20 per share) on its Series F Convertible Preferred Stock and $2.0 million ($0.20 per share) on its Common Stock during the second quarter of fiscal year 2009.

The following table summarizes the Company’s contractual obligations as of January 31, 2010 (in thousands):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$27,799	$5,769	$16,880	$5,150	$—
Interest on long-term obligations (1)	1,713	654	977	82	—
Wheat purchase obligations	14,147	14,147	—	—	—
Construction obligations	700	700	—	—	—
Warehouse obligations	3,188	1,616	1,572	—	—
Operating leases	1,264	648	578	38	—

	$48,811	$23,534	$20,007	$5,270	$—

(1) Based on interest rates as of January 31, 2010

The Company forward contracts for a certain portion of its future durum wheat requirements. At January 31, 2010, the Company had outstanding commitments for grain purchases totaling $14.1 million related to forward purchase contracts. These contracts are set price contracts to deliver grain to the Company’s mill and are not derivative in nature as they have no net settlement provision and are not transferable.

Management believes that net cash currently available and to be provided by operating activities, along with amounts available under the Company’s line of credit, will be sufficient to meet the Company’s expected capital and liquidity requirements for the foreseeable future.

Proposed Merger

On March 10, 2010, we entered into a definitive agreement (the “Merger Agreement”) to be acquired by Agricore United Holdings Inc., a Delaware corporation (“Parent”), a wholly owned subsidiary of Viterra Inc., a corporation incorporated under the laws of the Province of Saskatchewan (“Viterra”).  Pursuant to the Merger Agreement, Bluebird Acquisition Corporation, a North Dakota corporation and a wholly owned subsidiary of Parent (“Merger Sub”) will commence a tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock (“Common Stock”) for $18.28 per share in cash and Series D Non-Cumulative Delivery preferred stock (“Series D Stock”) for $0.10 per share in cash.  The Offer, which will commence no later than March 24, 2010, shall remain open for at least 30 business days and may be extended in accordance with the terms of the Merger Agreement.  The Offer will be followed by a merger to acquire any Common Stock and Series D Stock that is not tendered in the Offer, in each case at the same price per share paid in the Offer.  Upon successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company will survive the Merger as a wholly owned subsidiary of Parent.  Each of the Company’s and Viterra’s boards of directors unanimously approved the Merger Agreement and the transactions contemplated therein, which are subject to customary closing conditions, including minimum levels of participation in the Offer and regulatory approvals.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of January 31, 2010 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 except for the following.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that limit our ability to take certain actions during the period prior to the completion of the proposed offer. Although the Merger Agreement provides that Parent, the parent of Merger Sub, will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that Parent will grant such consent. These restrictions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, obtain future financing, fund needed capital expenditures, or finance equipment purchases, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the offer and subsequent merger are not completed.

In certain circumstances, the Merger Agreement requires us to pay Agricore United Holdings Inc. a termination fee of $5 million.

Under the Merger Agreement, if the Merger Agreement is terminated under certain circumstances, we may be required to pay to Agricore United Holdings Inc. a termination fee of $5 million in connection with the transactions contemplated by the Merger Agreement. If the Merger Agreement is terminated under circumstances under which the termination fee is payable, the payment could have material and adverse consequences to our financial condition and operations after such time.

The Merger is subject to certain conditions to closing that could result in the Merger not being consummated or  being delayed, either of which could negatively impact our business and operating results.

Consummation of the Merger is subject to a number of customary conditions, including but not limited to regulatory approval and acceptance of the Offer by a sufficient number of our stockholders.  If any of the conditions to the Merger are not satisfied or, where waiver is permissible, not waived, the Merger will not be consummated. Failure to consummate the Merger could adversely affect our business and results of operations, including:

•

requiring us to incur significant transaction costs without realizing any benefits of the Merger, and depending upon the circumstances of the failure to complete the Merger, requiring us to pay Agricore United Holdings Inc. a termination fee of $5.0 million;

•

causing disruptions in and creating uncertainty surrounding our business, including affecting our relationships with our customers, suppliers and employees, which could result in the loss of or undue strain on some of those relationships;

•	diverting the attention of our management to the Merger instead of to our operations; and

•	preventing us from pursuing other opportunities that could have been beneficial to our business or our stockholders.

Certain of our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders.

Our executive officers negotiated the terms of the Merger Agreement under the direction of our board of directors (the “Board”).  The Board unanimously adopted, approved, and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, declared it in the best interest of our stockholders for us to enter into the Merger Agreement and consummate the transactions contemplated by the Merger Agreement, declared the terms of the offer and the Merger fair to our stockholders and recommended that our stockholders tender their shares into the offer and, if required, vote in favor of adoption of the Merger Agreement.  The members of our board of directors and our executive officers may have interests in the Merger that are different from, or in addition to, or may be deemed to conflict with those of our stockholders.  These interests may include the continued employment of certain of our executive officers by the combined company and the indemnification of former directors and executive officers by the merged company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 9, 2010. The following proposals were presented for stockholder consideration at the Annual Meeting:

•                  The election of four directors to serve as Class II directors.

•                  Approval of the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2010.

At the Annual Meeting, the Company’s stockholders elected each of the Company’s nominees named in its Proxy Statement, dated December 9, 2009, to serve as directors on the Board of Directors of the Company.  Following are the results for the election of directors:

	Shares Voted For	Shares Withheld	Broker Non-Vote
Class II directors:

Roger A. Kenner	6,088,411	324,931	73,299
Eugene J. Nicholas	6,099,303	314,039	73,299
Richard Thompson	6,079,675	333,667	73,299
Jeffrey O. Topp	6,095,943	317,399	73,299

The newly elected Class II directors, Roger A. Kenner, Eugene J. Nicholas, Richard Thompson and Jeffrey O. Topp, will serve three year terms ending with the annual meeting in 2013.  Allyn K. Hart, Curtis R. Trulson and Michael E. Warner will continue serving as directors until the annual meeting in 2011. John S. Dalrymple III, James F. Link, John D. Rice, Jr. and Michael T. Tokarz will continue serving as directors until the annual meeting in 2012.

In addition, the stockholders approved the appointment of Eide Bailly LLP as the Company’s independent auditors for fiscal year 2010, as follows:

Shares Voted For	6,403,725
Shares Voted Against	43,665
Shares Abstained	39,251

ITEM 6. EXHIBITS

Exhibits

2.1

Agreement and Plan of Merger among Agricore United Holdings, Inc., Bluebird Acquisition Corporation and Dakota Growers Pasta Company, Inc. dated as of March 10, 2010. (Incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC March 11, 2010).

2.2

Guarantee, by Viterra Inc., for the benefit of Dakota Growers Pasta Company, Inc. dated as of March 10, 2010. (Incorporated by reference to Exhibit 2.2 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC March 11, 2010).

2.3

Tender and Support Agreement, dated as of March 10, 2010, by and between La Bella Holdings LLC, Agricore United Holdings Inc. and Bluebird Acquisition Corporation (Incorporated by reference to Exhibit 4 to the Schedule 13D/A (Amendment No. 1) filed with the SEC by La Bella Holdings LLC on March 12, 2010.

2.4

Tender and Support Agreement, dated as of March 10, 2010, by and between MVC Capital, Inc., Agricore United Holdings Inc. and Bluebird Acquisition Corporation (Incorporated by reference to Exhibit 6 to the Schedule 13D/A (Amendment No. 3) filed with the SEC by MVC Capital, Inc. on March 16, 2010).

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

4.1

Amendment to the Rights Agreement, by and between Dakota Growers Pasta Company, Inc. (f/k/a Dakota Growers Restructuring Company, Inc.) and Wells Fargo Bank, N.A. (f/k/a Wells Fargo Bank Minnesota, National Association), dated as of March 10, 2010. (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC March 11, 2010).

10.1	Master Loan Agreement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.1 from the Company’s Report on Form 8-K, File No. 000-50111, filed with the SEC January 19, 2010).

10.2

Statused Revolving Credit Supplement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 19, 2010).

10.3

Non-Revolving Credit Supplement between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 19, 2010).

10.4

Multiple Advance Term Loan Supplement, Loan No. RIE539T07B between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 19, 2010).

10.5

Multiple Advance Term Loan Supplement, Loan No. RIE539T06C between the Company and CoBank, ACB (Incorporated by reference to Exhibit 10.5 from the Company’s Current Report on Form 8-K, File No. 000-50111, filed with the SEC January 19, 2010).

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

DAKOTA GROWERS PASTA COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Timothy J. Dodd	President and Chief Executive Officer
Timothy J. Dodd	(Principal Executive	March 17, 2010
Officer)

/s/ Edward O. Irion	Chief Financial Officer
Edward O. Irion	(Principal Financial and	March 17, 2010
Accounting Officer)